Form 10-Q
period 1999-09-30
HEADHUNTER NET INC
filed 1999-11-12
CIK 1065984

-------------------------------------------------------------------------------
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended September 30, 1999

                                      or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to __________________

                         Commission File No. 000-27003
                         -----------------------------

                              HeadHunter.NET, Inc.
             (Exact name of registrant as specified in its charter)

                  Georgia                             58-2403177
                  -------                             ----------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)            Identification Number)

                6410 Atlantic Blvd. Ste. 160, Norcross, GA 30071
                    (Address of principal executive offices)


                                  770/300-9272
                                  ------------
              (Registrant's telephone number, including area code)

         Indicate by check X whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [ ]          No [X]

The number of outstanding shares of the registrant's Common Stock on November 9, 1999 was 10,777,833.

===============================================================================

PART I             FINANCIAL INFORMATION


         ITEM 1.           FINANCIAL STATEMENTS.

                           Condensed Balance Sheets as of September 30, 1999
                           And December 31, 1998

                           Condensed Statements of Operations for the
                           Three Month and Nine Month Periods ended September 30, 1999
                           And 1998

                           Condensed Statements of Cash Flows for the Nine
                           Month Periods ended September 30, 1999 and 1998

                           Condensed Notes to Financial Statements

         ITEM 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations

         ITEM 3            Quantitative and Qualitative Disclosures About Market Risk


PART II           OTHER INFORMATION

         ITEM 1            Legal Proceedings

         ITEM 2            Changes in Securities and Use of Proceeds

         ITEM 3            Defaults upon Senior Securities

         ITEM 4            Submission of Matters to a Vote of Security Holders

         ITEM 5            Other Information

         ITEM 6            Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HEADHUNTER.NET, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands-except share data)


                                                                                           September 30,       December 31,
                                                                                               1999                1998
                                                                                           -------------       ------------

ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                             $   24,631          $      255
      Accounts receivable, net of allowances of $229 and $37 at
      September 30, 1999 and December 31, 1998, respectively                                     1,486                 297
      Affiliates                                                                                    11                  --
      Prepaid expenses and other                                                                   159                 195
                                                                                            ----------          ----------
           Total current assets                                                                 26,287                 747

PROPERTY AND EQUIPMENT, net                                                                      1,306                 447

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated
      amortization of $375 and $228 at September 30, 1999
      and December 31, 1998, respectively                                                          604                 751
 OTHER ASSETS                                                                                       84                 281
                                                                                            ----------          ----------
           Total assets                                                                     $   28,281          $    2,226
                                                                                            ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable                                                                           1,193                 397
      Accrued liabilities                                                                        1,166                 128
      Accrued Interest-Affiliates                                                                   --                 100
      Deferred Revenue                                                                              84                  40
      Customer Deposits                                                                             22                  28
      Short-term borrowings-Affiliates                                                              --               3,500
                                                                                            ----------          ----------
           Total current liabilities                                                             2,465               4,193
                                                                                            ----------          ----------

 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
    Class A Preferred stock, $.01 par value, 7,500,000 shares
      authorized and no shares issued and outstanding at September 30, 1999 and
      2,800,000 shares authorized, issued and outstanding at December 31, 1998                      --                  28
    Class B Serial preferred stock, $.01 par value; 5,000,000 shares
      authorized and no shares issued and outstanding at September 30, 1999                         --                  --
    Common stock, $.01 par value, 45,500,000 shares authorized and 10,744,500 issued and outstanding at September 30, 1999 and 50,200,000 shares authorized
      and 2,200,000 shares issued and outstanding at December 31, 1998                             108                  22
    Additional Paid in Capital                                                                  64,424               4,508
    Stock Warrants                                                                                 342                 342
    Deferred Compensation                                                                       (4,560)             (2,345)
    Accumulated Deficit                                                                        (34,498)             (4,522)
                                                                                            ----------          ----------
        Total shareholders' equity                                                              25,816              (1,967)
                                                                                            ----------          ----------
        Total liabilities and shareholders' equity                                          $   28,281          $    2,226
                                                                                            ==========          ==========



        The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands - except per share data)

                                                                For the Three Months Ended          For the Nine Months Ended
                                                                      September 30,                       September 30,
                                                                --------------------------          -------------------------
                                                                  1999              1998              1999              1998
                                                                --------          --------          --------          --------

REVENUES:
     Service Revenue                                            $ 2,554           $    91           $ 4,578           $   167
     Advertising Revenue                                            339               302               728               504
                                                                -------           -------           -------           -------
               Total Revenues                                     2,893               393             5,306               671
                                                                -------           -------           -------           -------
COST OF REVENUES                                                     33                26                94                64
                                                                -------           -------           -------           -------
               Gross profit                                       2,860               367             5,212               607

OPERATING EXPENSES
     Marketing and Selling Expenses                               2,940             1,221             5,819             1,729
     General and Administrative Expenses                          1,156               688             2,363             1,355
     Stock Compensation Expense                                     489                95             5,039               128
     Depreciation and Amortization                                  134                74               333               192
                                                                -------           -------           -------           -------
               Operating loss                                    (1,859)           (1,711)           (8,342)           (2,797)

OTHER INCOME (EXPENSE):                                             107              (166)               66              (158)
                                                                -------           -------           -------           -------
NET LOSS                                                        $(1,752)          $(1,877)          $(8,276)          $(2,955)
                                                                =======           =======           =======           =======
NET LOSS PER SHARE:
  Basic and diluted net loss per share                          $ (0.19)          $ (0.85)          $ (1.05)          $ (1.34)
                                                                =======           =======           =======           =======
  Weighted average common shares outstanding                      9,147             2,200             7,857             2,200
                                                                =======           =======           =======           =======



        The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              For the Nine Months Ended
                                                                                                    September 30,
                                                                                            ------------------------------
                                                                                               1999                1998
                                                                                            ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $   (8,276)         $   (2,955)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization and depreciation                                                                  333                 192
    Amortization of debt issue costs                                                                --                 136
    Compensation Expense                                                                         5,039                 128
  Changes in working capital:
    Increase in current assets                                                                    (966)               (874)
    Increase in current liabilities                                                              1,772                 963
                                                                                            ----------          ----------
         Net cash used in operating activities                                                  (2,098)             (2,410)
                                                                                            ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (1,047)               (307)
                                                                                            ----------          ----------
         Net cash used in investing activities                                                  (1,047)               (307)
                                                                                            ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible
    Class A preferred Stock                                                                        407
  Proceeds from issuance of Common Stock to
    Officers and key employees                                                                     280
  Proceeds from initial public offering of
    Common stock, net of related issuance costs                                                 26,834
  Net borrowings (repayments) debt                                                                                   2,050

                                                                                            ----------          ----------
         Net cash provided by financing activities                                              27,521               2,050
------------------      -------------------                                                 ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            24,376                (667)
CASH AND CASH EQUIVALENTS, beginning of period                                                     255                 854
                                                                                            ----------          ----------
CASH AND CASH EQUIVALENTS, end of period                                                    $   24,631          $      187
                                                                                            ==========          ==========



        The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998

1. The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of HeadHunter.NET, Inc. ("the Company") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the SEC. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 19, 1999.

2. Basic (loss) earnings per common share ("EPS") was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was excluded in the computation of diluted EPS for the three and nine months ended September 30, 1999 and 1998, as it is anti-dilutive.

3. On August 24, 1999, the Company completed its initial public offering of 3,000,000 shares of common stock at an offering price of $10.00 per share. Net proceeds from the offering were approximately $27.0 million after deducting underwriters' discounts and commissions and expenses of the offering. The Company used a portion of the proceeds to pay off all of its long-term debt. The balance of the proceeds will be used for working capital and general corporate purposes, including possible acquisitions. On September 7, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares at $10.00 per share. All of these shares were sold by two selling shareholders and the Company did not receive any proceeds as a result of the sale.

4. The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of this statement is not expected to have a material impact on our financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of costs of internal-use software. Adoption of this statement is not expected to have a material impact on our financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our subscriber base, our ability to successfully integrate new subscribers and/or assets obtained through acquisitions, the highly competitive markets in which we operate and our ability to respond to technological developments affecting the Internet. The Company's S-1 registration statement filed with the Securities and Exchange Commission on August 19, 1999, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

OVERVIEW

         We provide a leading online recruiting service to employers, recruiters and job seekers via our web site at www.headhunter.net. Our web site enables employers and recruiters to advertise job opportunities and review resumes and enables job seekers to identify, research and evaluate a broad range of job opportunities.

         We derive service revenue primarily from fees paid by employers and recruiters to: (1) post job opportunities on our web site; (2) improve the placement of a job opportunity by purchasing our upgrade service, which elevates the position of a job opportunity in a search result; and (3) access recently submitted or reserved resumes. To a lesser extent, we earn advertising revenue from the sale of banner advertisements on our web site.

         Initially, we charged one flat fee for a combination of our services, although we did not charge employers and recruiters to post job opportunities on our web site. As a result, revenue was earned principally from a combination of upgrade fees and the sale of banner advertisements on our web site, with sales of banner advertising comprising a more significant percentage of our revenues. We modified our pricing structure effective as of August 1, 1998 and began offering upgrade services on a per job basis. As a result of this pricing change and the growth of our sales force, revenue from upgrade fees has continued to grow as a percentage of our total revenues.

         On June 1, 1999, we began to charge employers and recruiters a fee to post job opportunities on our web site. Employers and recruiters can post job opportunities by paying a flat fee of approximately $20 per job opportunity for a 30-day basic listing. Employers and recruiters who want to improve the placement of their jobs in a search result in order to increase the visibility and exposure of their job opportunity can pay increases in $25 increments. We generally provide favorable pricing terms to employers and recruiters that post a significant number of job opportunities. Job posting fees and upgrade fees will account for a substantial majority of our revenues for the foreseeable future.

         We implemented our "VIP Resume Reserve" service in April 1999. We hold all resumes in our VIP Resume Reserve for seven days before we post them for general review on our web site. The reserve also contains resumes that job seekers specifically request to remain in the reserve instead of being posted for general review. This service allows employers and recruiters to pay a quarterly or annual subscription fee to access our VIP Resume Reserve.

         We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At September 30, 1999, we had approximately $84,000 of deferred revenues.

         Our costs include:

                  (1) costs of revenues, consisting of bandwidth access fees, co-location costs and Internet connection charges;

                  (2) marketing and selling expenses, consisting primarily of salaries and commissions for sales, marketing and customer service personnel, advertising costs and other marketing-related expenses (including strategic relationship and product design costs);

                  (3) general and administrative expenses, consisting primarily of salaries and related costs for general corporate functions, including finance and accounting personnel, software development and technical personnel, office facilities and fees for professional services; and

                  (4) depreciation and amortization, including depreciation of computer and other equipment and amortization of goodwill.

         We have recently made significant changes to our pricing policy. Accordingly, we have an extremely limited operating history on which to base an evaluation of our company. Thus, period-to-period comparisons of our operating results are not particularly meaningful, and you should not rely on the results for any period as an indication of our future performance. We have experienced, and expect to continue to experience, seasonality in our user traffic, with lower traffic during the summer vacation and year-end holiday periods. Because our business model is new, we do not know if our results of operations are subject to seasonal fluctuations. We believe that revenue from classified advertising and other traditional recruiting services is generally lower in the months of July, November and December because of vacation periods and holiday seasons. As the online recruiting market develops, we believe that we may experience similar seasonal patterns or discover other seasonal patterns.

         We have a history of losses and at September 30, 1999, we had an accumulated deficit of approximately $34.5 million, which includes a one-time non-cash charge of approximately $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to the Class A preferred shareholders and, therefore, an increase in net loss attributable to common shareholders. We expect to continue to incur losses and negative cash flow for the foreseeable future. In addition, to foster our planned growth, we expect to continue to significantly increase our operating expenses in the areas of marketing, sales and technology.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues represented by certain line items in the Company's consolidated statements of operations for the periods indicated

                                                              For the three months ended          For the nine months ended
                                                                     September 30,                      September 30,
                                                              --------------------------          --------------------------
                                                                1999              1998              1999              1998
                                                              --------          --------          --------          --------
REVENUES:
    Service Revenue                                                88%               23%               86%               25%
    Advertising Revenue                                            12                77                14                75
                                                               ------            ------            ------            ------
               Total Revenues                                     100               100               100               100
                                                               ------            ------            ------            ------
COST OF REVENUES                                                    1                 7                 2                10
                                                               ------            ------            ------            ------
               Gross profit                                        99                93                98                90

OPERATING EXPENSES
    Marketing and Selling Expenses                                102               311               112               258
    General and Administrative Expenses                            40               175                45               202
    Stock Compensation Expense                                     17                24                95                19
    Depreciation and Amortization                                   5                19                 6                29
                                                               ------            ------            ------            ------
               Operating loss                                     (64)             (435)             (157)             (417)

OTHER INCOME (EXPENSE):                                             4               (42)                1               (24)
                                                               ------            ------            ------            ------
NET LOSS                                                          (60)%            (477)%            (156)%            (441)%
                                                               ======            ======            ======            ======


Three Months Ended September 30, 1999, As Compared to the Three Months Ended September 30, 1998

         Revenues. Our revenues increased $2.5 million, or 636%, from $393,000 for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999. Service revenues grew from $91,000 to approximately $2.6 million. This increase primarily resulted from the pricing change that was implemented on June 1, 1999 and the growth of our direct sales force from 6 sales people as of September 30, 1998 to 48 sales people as of September 30, 1999. As a result of this expansion, we grew our customer base to over 5,800 customers at September 30, 1999 and added four new sales offices located in Chicago, Dallas, San Francisco and New York. During the same time frame, our advertising revenue grew from $302,000 to $339,000. This growth resulted from an increase in traffic to our web site over the same quarter last year, which enabled us to sell more advertising impressions.

         Costs of revenues. Our costs of revenues increased $7,000, or 27%, from $26,000 for the three months ended September 30, 1998 to $33,000 for the three months ended September 30, 1999. Cost of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our web site. However, as a percentage of our revenue, our costs of revenues decreased from 7% for the three months ended September 30, 1998 to 1.1% for the comparable period in 1999. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

         Marketing and selling expenses. Marketing and selling expenses increased $1.7 million, or 141%, from $1.2 million for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999. Marketing expenses increased $700,000, or 70%, from $1 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site. Selling expenses increased $1 million, or 500%, from $200,000 for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999. This increase is primarily due to the addition of 42 direct sales personnel to our sales force from September 30, 1998 through September 30, 1999, sales management and administrative personnel hired to support our sales effort, and the addition of four new sales offices located in Dallas, Chicago, San Francisco and New York.

         General and administrative expenses. General and administrative expenses increased $468,000, or 68%, from $688,000 for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999. The increase in these expenses was primarily due to the hiring of additional personnel, product development, and other infrastructure costs. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock Compensation Expense. Stock compensation expense was $489,000 for the three months ended September 30, 1999. In accordance with Accounting Principles Board Opinion No. 25, we recognize stock compensation expense related to the difference between the option grant price and the estimated fair value of the shares of common stock. The compensation expense results from options granted beginning in January of 1998 through May 1999. The total difference between the grant price and the fair market value for the options will be amortized ratably over the five year vesting period of the options.

         Depreciation and amortization. Depreciation and amortization increased $60,000, or 81%, from $74,000 for the three months ended September 30, 1998 to $134,000 for the three months ended September 30, 1999. The increase in depreciation was primarily the result of the purchase of additional capital equipment. The amortization expense remained relatively level and relates to the acquisition of software rights of approximately $1.0 million from a predecessor company.

Nine Months Ended September 30, 1999, As Compared to the Nine Months Ended September 30, 1998

         Revenues. Our revenues increased $4.6 million, or 690%, from $671,000 for the nine months ended September 30, 1998 to $5.3 million for the nine months ended September 30, 1999. Service revenues grew from $167,000 to approximately $4.6 million. This increase primarily resulted from the growth of our direct sales force from 6 sales people as of September 30, 1998 to 48 sales people as of September 30, 1999. As a result of this expansion, we grew our customer base to over 5,800 customers at September 30, 1999 and added four new sales offices located in Chicago, Dallas, San Francisco and New York. During the same time frame, our advertising revenue grew from $504,000 to $728,000. This growth resulted from an increase in traffic to our web site over the same period last year, which enabled us to sell more advertising impressions.

         Costs of revenues. Our costs of revenues increased $30,000, or 47%, from $64,000 for the nine months ended September 30, 1998 to $94,000 for the nine months ended September 30, 1999. Cost of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our web site. However, as a percentage of our revenue, our costs of revenues decreased from 10% for the nine months ended September 30, 1998 to 1.8% for the comparable period in 1999. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

         Marketing and selling expenses. Marketing and selling expenses increased $4.1 million, or 237%, from $1.7 million for the nine months ended September 30, 1998 to $5.8 million for the nine months ended September 30, 1999. Marketing expenses increased $2.0 million, or 143%, from $1.4 million for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site. Selling expenses increased $2.1 million, or 700%, from $300,000 for the nine months ended September 30, 1998 to $2.4 million for the nine months ended September 30, 1999. This increase is primarily due to the addition of 36 direct sales personnel to our sales force from September 30, 1998 through September 30, 1999, sales management and administrative personnel hired to support our sales effort, and the addition of four new sales offices located in Dallas, Chicago, San Francisco and New York.

         General and administrative expenses. General and administrative expenses increased $1.0 million, or 74%, from $1.4 million for the nine months ended September 30, 1998 to $2.4 million for the nine months ended September 30, 1999. The increase in these expenses was primarily due to the hiring of additional personnel, product development, and other infrastructure costs. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock Compensation Expense. Stock compensation expense was $5 million for the nine months ended September 30, 1999. During the first nine months of 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of ten executive officers, key employees and directors at $1.50 per share and $2.00 per share, respectively. In accordance with Accounting Principles Board Opinion No. 25, we recognized $5.0 million of stock compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A Preferred stock and common stock. Further, we recognized $1.2 million of compensation expense in the nine months ended September 30, 1999 related to option grants.

         Depreciation and amortization. Depreciation and amortization increased $141,000, or 73%, from $192,000 for the nine months ended September 30, 1998 to $333,000 for the nine months ended September 30, 1999. The increase in depreciation was primarily the result of the purchase of additional capital equipment. The amortization expense remained relatively level and relates to the acquisition of software rights of approximately $1.0 million from a predecessor company.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had approximately $24.6 million in cash and cash equivalents. Net cash used in operating activities was $2.1 million and $2.4 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods and increases in accounts receivable.

         Net cash used in investing activities were for capital expenditures and totaled approximately $1 million and $307,000 for the nine months ended September 30, 1999 and 1998, respectively. The majority of the capital purchases relate to telecommunications and computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

         Net cash provided by financing activities was $27.5 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase relates to net proceeds received from the completion of the Company's initial public offering in August 1999.

         We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, and develop our systems. We currently estimate that our working capital generated from operations and the net proceeds of the offering will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. After this period of time, we may need to seek to raise additional funds through borrowings or the issuance of equity or debt securities.

         Our ability to grow will depend in part on our ability to expand and improve our Internet operations, the effectiveness of our sales and marketing efforts, and our customer support capabilities. We may need to raise additional funds in order to take advantage of new opportunities, to react to unforeseen difficulties or to otherwise respond to competitive pressures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our common stock.

YEAR 2000 READINESS DISCLOSURE

         The year 2000 issue refers to the potential failures that computer systems may incur as a result of the date change from 1999 to 2000, such as the inability of such computer systems to properly recognize date-sensitive data, resulting in the creation of erroneous information or system failure. These problems generally arise from the fact that most computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will recognize a code of "00" as the year 1900 rather than the year 2000.

         Our business could suffer if the systems on which we depend to conduct our operations are not year 2000 ready. Our potential areas of exposure include:

         - information technology, including computers, software and systems that we have developed internally or purchased or licensed from third parties, such as our billing system and accounts receivable system, and software that manages our web site content and usage;
         - non-information technology, including telephone systems and other equipment that we use internally; and
         - external, third party systems, particularly the systems that comprise the Internet and those products and services that allow our users to access the Internet.

         If our production and operational systems that support our web site are not year 2000 ready by December 31, 1999, our services may become unavailable to visitors to our web site. Although we have not identified any business activity that we believe will suffer a material disruption as a result of a year 2000 related event, we face risks related to year 2000 failures, which could increase our liabilities or expenses.

         To address our year 2000 issues we have formed a Program Office consisting of three members, which has overall responsibility and authority for our year 2000 plan and which reports periodically to our board of directors about our progress towards achieving year 2000 readiness.

         Our overall plan to achieve year 2000 readiness includes the following phases with respect to our information technology and non-information technology systems:

         - assessment of repair requirements, which includes creating awareness of the issue throughout our company and assessment of all systems, significant business processes and external interfaces and dependencies;
         - remediation, which includes updating or modifying systems which are identified as critical to our efforts to become year 2000 ready;
         - testing of systems which have been altered or replaced as part of our efforts to become year 2000 ready; and
         -        contingency planning.

         We have substantially completed our assessment phase, including the determination of whether the systems we were reviewing were:

         -        internally developed;
         -        a third party system critical to our operations; or
         -        a non-critical system or piece of software or hardware.

         We believe that we are approximately 85% complete with the remediation phase of our plan with respect to our critical internal information technology systems, and 70% complete with respect to our non-critical information technology systems and non-information technology systems. We consider any information technology systems to be "critical" if the failure of such system would result in a significant portion of our users being unable to access our web site, or prevent us from billing customers.

         We have made a substantial start with the testing phase of our year 2000 plan, but estimate that we are less than 60% complete with all testing that we intend to conduct with respect to all of our critical information technology and non-information technology systems. We currently anticipate that we will complete our testing phase with respect to all of our critical information technology and non-information technology systems prior to December 15, 1999.

         In addition to our own internal equipment and systems, we are dependent upon Internet service providers, providers of telecommunication and data services, government agencies, utility companies, and other third party service providers over which we can assert little control. If any of these entities fail to correct their year 2000 issues, our users may be unable to access our web site, and our operations would suffer. During the course of our year 2000 plan, we reviewed publicly available disclosures and in some cases have requested written certification from the third parties who provide hardware and software that comprise our critical information technology systems or who operate third party systems on which we rely. We are currently evaluating the publicly available information and the responses we have received so far and, where appropriate, requesting additional information. Approximately 50% of all of our third party vendors and providers have indicated that their hardware, software or systems are, or will be, year 2000 ready. We are currently working with some vendors and providers to further evaluate possible year 2000 readiness issues and to determine the expected completion dates of their year 2000 readiness plans. If any of these critical third party vendors or providers fail to address timely any year 2000 issue, we could lose our connection to the Internet, or our users could have reduced access to our web site. We cannot assure you that the components of our information technology systems provided by third parties, or the external third party systems on which we rely, will be year 2000 ready in a timely manner.

         We are currently developing and reviewing our contingency plans with respect to our critical information technology and non-information technology systems. As part of our contingency plans we expect to implement redundant systems for our critical information technology systems. We do not currently have a contingency plan to deal with what we reasonably believe will be our most likely worst case scenario. We intend to complete development of our contingency plan by the end of November. As noted above, we have not identified any specific business activity that we believe will be materially at risk of significant year 2000 related disruptions. As we identify specific risks to our operations, we plan to develop contingency plans to address such risks.

         At September 30, 1999, we had incurred approximately $155,000 in costs associated with the year 2000 issue and the implementation of our year 2000 plan. We expect that we will incur at least $145,000 in additional year 2000 expenses. We expense as incurred all costs associated with our year 2000 compliance program.

         Our failure to correct a material year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, we perceive that our most reasonably likely worst case scenario related to the year 2000 is associated with potential concerns with third party services or products.

         The estimates and conclusions included in this discussion contain forward-looking statements and are based on our management's best estimates of future events. Our expectations about risks, future costs and the timely completion of our required year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from our above discussion. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include our success in identifying and correcting potential year 2000 issues and the ability of third parties to address their year 2000 issues. The discussion above is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998, however, compliance with this act does not preclude any claims against us that arise under the federal securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future.




                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property subject to, any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         a)       Not Applicable

         b)       Not Applicable

         c)       Not Applicable

         d) Our registration statement on Form S-1 (File No. 333-80915) was declared effective on August 19, 1999. We sold 3,000,000 shares of our common stock at an initial price of $10.00 per share. The offering was a firm commitment underwriting which was managed by First Union Capital Markets Corp., J.C. Bradford & Co., Wachovia Securities, Inc. and DLJDirect Inc. We received net proceeds of approximately $27.0 million after deducting underwriting discounts, commissions and offering expenses. On September 7, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares of common stock at $10.00 per share. All of these shares were sold by two selling shareholders and the Company did not receive any proceeds as a result of the sale.

                  We used $1.8 million of the net proceeds of the offering to pay all outstanding indebtedness under our credit facility with ITC Service Company, a wholly owned subsidiary of ITC Holding Company, Inc., which owned approximately 49.3% of our outstanding common stock immediately after the offering. We are currently assessing the specific uses and allocations for these remaining funds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote by our security holders during the third quarter ended September 30, 1999.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a).      Exhibits

                  27.1     Financial Data Schedule (for SEC use only)

                  27.2 Financial Data Schedule for period ended 12/31/98 (incorporated by reference from Exhibit 27.1 to our registration statement on Form S-1 (File No. 333-80915)).


         b).      Reports on Form 8-K

                           No reports on Form 8-K were filed during the third quarter ended September 30, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HEADHUNTER.NET, INC.



   Date: November 12, 1999        By:             /s/ Robert M. Montgomery
          ---------------            -------------------------------------
                                               Robert M. Montgomery
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)



   Date: November 12, 1999        By:                   /s/ Mark W. Partin
          ---------------            -------------------------------------
                                                  Mark W. Partin
                                             Chief Financial Officer
                                          (Principal Financial Officer)