Form 10-K
period 1999-12-31
HEADHUNTER NET INC
filed 2000-03-30
CIK 1065984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ---------------------------------

                                    FORM 10-K

                       ----------------------------------

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                                                ------------    --------------

                        COMMISSION FILE NUMBER: 000-27003


                              HeadHunter.NET, Inc.
             (Exact Name of Registrant As Specified in Its Charter)


                     Georgia                            582403177

          (State or Other Jurisdiction of            (I.R.S. Employer
          Incorporation or Organization)           Identification No.)

              333 Research Court, Suite 200
                    Norcross, Georgia                     30092
         (Address of Principal Executive Offices)       (Zip Code)



       Registrant's telephone number, including area code: (770) 349-2400

                        ---------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on Which Registered
-------------------                         ------------------------------------
      None                                                   None

                        ---------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $0.01 par value per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price for the Common Stock on March 21, 2000 as reported by the Nasdaq National Market System, was approximately $67,972,725. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 2000, the Registrant had outstanding 10,909,500 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                TABLE OF CONTENTS


                                     PART I


Item 1.       Business
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related Shareholder
                Matters
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K
                Signatures
                Financial Statements
                Exhibits

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding our anticipated costs and expenses, our capital needs and financing plans, product and service development, our growth strategies, market demand for our products and services, relationships with our strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." You should carefully review the risks described in this Annual Report on Form 10-K, Exhibit 99.1 to this Annual Report on Form 10-K and other reports and documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and current reports on Form 8-K . You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I


ITEM 1.           BUSINESS.

         We provide a leading online recruiting service to employers, recruiters and job seekers via our web site at www.headhunter.net. Our web site enables employers and recruiters to advertise job opportunities and review resumes and enables job seekers to identify, research and evaluate a broad range of job opportunities.

    We commenced operations of our web site in October 1996 through one of our predecessors, HNET, Inc., a Georgia corporation. In October 1997, HNET, Inc. contributed all of the assets related to the operation of our web site to HeadHunters, L.L.C., a Delaware limited liability company, which operated our web site until July 1998. In July 1998, HeadHunter.NET, Inc. was incorporated in Georgia and assumed operations of the web site.

    Our web site provides employers and recruiters with:

    -  access to a large number of job seekers;

    - the ability to improve the placement and increase the exposure of advertised job opportunities by paying an upgrade fee to elevate the position of a job opportunity in a search result; and

    - the ability to track, measure and analyze the results of their online recruiting efforts through detailed statistics we provide in billing statements and on our web site.

    Our web site provides job seekers with:

    - detailed and current information regarding a large number of geographically dispersed job opportunities representing a wide variety of industries and occupations;

    - access to job opportunities posted by recruiters, as well as employers, which increases the breadth of available job opportunities; and

    - the ability to conduct highly focused job searches using our advanced search capabilities.

    We generate our revenues primarily from fees paid by employers and recruiters to post job opportunities and to improve the position of their job opportunities in search results. We also generate revenues from employers and recruiters who pay an additional fee to exclusively review recently submitted or reserved resumes. In addition, we derive revenues from the sale of banner advertising.

OUR SERVICES

    We offer three paid services, which enable employers and recruiters to: (1) post job opportunities; (2) upgrade job postings; and (3) access resumes. We also allow job seekers to post their resumes and access our database of job opportunities free of charge.

    Services to Employers and Recruiters.

    Posting Job Opportunities. Employers and recruiters post job opportunities on our web site for a minimum of 30 days. They can post job opportunities and instantly update, change or remove them online. Each job posting is available to the large number of job seekers who use our web site and is also cross-posted to other web sites with which we have relationships. Employers and recruiters who post job opportunities with us can access statistics online regarding the number of times users viewed additional information online about each job opportunity and the number of online responses to each job opportunity. Employers and recruiters use this information to quickly evaluate the results of any posted job opportunity. They can also receive online applications from job seekers who respond to job opportunities posted on our web site.

    Upgrading Job Opportunities. Due to the breadth of job opportunities on our web site, a single job search can return numerous job opportunities on several pages. In order to enhance the visibility of their job opportunities, we enable employers and recruiters to improve their placement in a search result by purchasing upgrades. We list job postings in a search result according to the amount of upgrade fees paid for each job opportunity. The higher the upgrade fee paid for a job opportunity, the closer it appears to the top of the list in a search result. These upgrades are purchased in 30-day increments for an additional fee and can be increased at any time.

    VIP Resume. Until February 3, 2000, we held all resumes in our VIP Resume Reserve for seven days before we posted them for general review on our web site. The reserve also contained resumes that job seekers specifically requested to remain in the reserve instead of being posted for general review. Employers and recruiters could purchase access to our VIP Resume Reserve for periods of three months or one year for an additional fee. Beginning on February 3, 2000 employers and recruiters had to pay a fee to review any complete resumes.

    Account Options for Employers and Recruiters.

    Employers and recruiters can purchase our services through one of the following accounts:

    - EaseEPost. EaseEPost allows employers and recruiters immediate access to any of our services online using a credit card. This completely automated account is designed for employers and recruiters with occasional recruiting needs. Employers and recruiters pay a monthly fee for job postings and upgrades. Employers and recruiters paid an annual or quarterly fee for access to the VIP Resume Reserve and now pay an annual or quarterly access fee to review the entire pool of resumes held in VIP Resume.

    - Reach Hire. Reach Hire provides employers and recruiters with a package of services tailored to meet their needs. This service is designed for employers and recruiters that regularly post multiple job opportunities on our web site. Reach Hire participants receive monthly billing statements containing statistical information that they can use to track and measure the success of their online recruiting efforts. In addition, we provide Reach Hire participants with a link from their job posting to their web site, so that job seekers can easily click-through for more information about them. Employers and recruiters using this service may also establish company profiles containing key information about them, which job seekers may access from a job posting. Through our Reach Hire service, employers and recruiters can also establish job banks listing all of their job opportunities posted on our web site. In addition, they can automatically post a large number of job opportunities on our web site at one time. Reach Hire participants pay a negotiated monthly fee for the package of services they choose.

    Services to Job Seekers.

    Job seekers may post their resumes and conduct searches free of charge. We believe this attracts a large number of job seekers who explore, evaluate and compare job opportunities on our web site, making our web site a valuable tool for employers and recruiters to reach job seekers. Until February 3, 2000 job seekers could also request that we hold their resume in the VIP Resume Reserve to be viewed only by those employers and recruiters who choose to purchase that service. Now access to all resumes is limited to only those employers and recruiters paying a quarterly or annual access fee. We offer an online monthly newsletter called CareerBytes, which provides online career advice and information for job seekers.

SALES

    As of December 31, 1999, we employed 52 full-time sales personnel located in Atlanta, Chicago, Dallas, San Francisco, New York City and Washington DC. We plan to continue to rapidly expand our direct sales and telesales efforts by increasing the size of our existing sales force by opening additional sales offices in major metropolitan areas, such as Boston and Los Angeles in order to further penetrate those markets.

    Our sales force engages in a blend of direct sales and telesales to reach prospective employers and recruiters. We work closely with employers and recruiters in order to customize service packages to meet their online recruiting needs. By taking a consultative approach, we believe that we are able to build and maintain stronger relationships with the employers and recruiters that utilize our services. The majority of our sales to date have been through telesales. Telesales is an effective sales method because our sales representatives and prospective customers can simultaneously view our web site while our sales representatives explain and demonstrate its use and features. Because we believe that local market presence gives us a better understanding of that market's particular recruiting needs, we plan to place a greater emphasis on direct sales as we increase the number of our sales personnel and open new sales offices.

    We believe that one of the most important services our sales personnel provides to employers and recruiters is ongoing consulting services. Our sales staff consults regularly with employers and recruiters to customize our service offerings to meet their recruiting needs. We compensate our sales personnel for maintaining and expanding relationships with the employers and recruiters who already use our web site.

    We believe that our support services are a key component in attracting and retaining employers, recruiters and job seekers. We solicit questions and feedback from employers, recruiters and job seekers who use our web site, and our support staff responds by e-mail to inquiries concerning technical aspects of our web site and service offerings. We also provide telephone support to employers and recruiters regarding our service offerings, billing and technical aspects on our web site.

ADVERTISING AND MARKETING

    Our advertising and marketing strategy is designed to establish www.headhunter.net as the leading recruiting web site. We use multiple channels to advertise, market and promote our web site, including online advertising, traditional advertising and direct marketing.

    Online Advertising

    We advertise online to increase market awareness of the HeadHunter.NET brand. We advertise on web sites of major Internet content providers, including AltaVista, Lycos, Excite, NBCi's Snap, Looksmart, Dogpile and GoTo.com, that enable us to target potential job seekers and allow them to click-through to www.headhunter.net. We also purchase keyword targeted banners and permanent buttons or links to our web site whenever they are available at reasonable rates. Generally, our agreements to purchase advertising are short-term and we receive a guaranteed number of banner advertisement impressions for a fixed fee.

Traditional Advertising

    We believe that traditional advertising is also an effective means of increasing awareness of the HeadHunter.NET brand and attracting employers, recruiters and job seekers. Our traditional advertising efforts have included:

    -  local spot television advertising in select markets

    -  :60 spot radio and traffic reports in top 10 markets

    - national and select local daily newspapers like USA Today and the New York Times; business weeklies, recruitment magazines, and vertical industry trade publications; and

    -  outdoor billboards, buses, and airport advertising.

  Direct Marketing

    Our direct marketing efforts include direct mail, fax and e-mail campaigns aimed at human resources executives, recruiters and recruitment advertising agencies. We also publish two monthly newsletters via e-mail, CareerBytes for job seekers and Hireadigm for employers and recruiters. In addition, we actively market at trade shows, job seminars and career fairs to reach employers and recruiters and to inform them of the benefits of our web site.


OUR TECHNOLOGY AND WEB SITE MANAGEMENT

    We use an internally developed software system that is scalable and specifically designed to support a high volume of web site traffic and searches, as well as immediate additions, modifications and deletions of job opportunities and resumes. We deliver content from our web servers to the Internet via leased high speed telecommunications lines from Pentium-based servers installed at multiple locations. We contract co-location services from third party providers. We maintain location redundancy such that in the event one location experiences service interruption, the delivery speed of our web site will not be significantly impacted.

    We route requests for information from our web site to the closest server with available capacity. This architecture balances the user load across diverse geographic locations and provides fault tolerance. We route requests for information away from any location that may be suffering from a network outage. This architecture allows our web site to remain available 24-hours-a-day, seven-days-a-week. If any server needs routine maintenance, we can temporarily route requests for information to alternate servers.

     We distribute job opportunities and resumes submitted to our web site to all of our servers simultaneously, using an internally developed proprietary technology. This technology is essential to maintaining consistency across a collection of geographically dispersed parallel servers while still providing employers, recruiters and job seekers with immediate access to new and changing job opportunities and resumes.

COMPETITION

    The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new web sites and add content at relatively low costs within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. We compete against other online recruiting services, such as Monster.com, Career Path and Career Mosaic, as well as corporate Internet sites, and not-for-profit web sites operated by individuals, educational institutions and governments. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience than we do. Many of our competitors also have established relationships with employers, recruiters and other job posters.

    To compete successfully, we must continue to attract more employers, recruiters and job seekers, and generate fees. The competitive factors attracting employers, recruiters and job seekers to our web site include the quality of presentation and the relevance, timeliness, depth and breadth of recruiting information and services offered on, and the ease of use of, our web site. The competitive factors also include, among others, the fees charged to list job opportunities, the cost of upgrades and other services and the cost and accessibility of similar services through the Internet or competing media. Our competitors' services may be sufficiently attractive to employers, recruiters and job seekers to dissuade them from using our web site. If we are unable to attract a significant number of employers, recruiters and job seekers to our web site, our business, financial condition and results of operations will suffer.

GOVERNMENT REGULATION

    There are an increasing number of laws and regulations pertaining to the Internet, including laws or regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. We may become subject to burdensome government regulation, which may add additional costs to operating our business on the Internet or decrease demand for our services. See Exhibit 99.1 Risk Factors - "We may become subject to burdensome government regulation, which may add additional costs to operating our business on the Internet or decrease demand for our services."

    Privacy Concerns. Government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of its users, these programs may not conform to any regulations adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the United States. The directive may adversely affect the activities of businesses that engage in data collection from users in European Union member countries.

    Domain Names. Domain names are the user's Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. Although we have applied to register "HeadHunter.NET" as a trademark, third parties may bring claims for infringement against us for the use of this trademark. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring in the current system.

    Jurisdictions. Due to the global nature of the Internet, it is possible that, although our transmissions over the Internet originate primarily in Atlanta, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, because our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to taxes and other regulations.

INTELLECTUAL PROPERTY

    Our success and ability to compete depends significantly on our internally developed proprietary technology and on our brand and marks. We rely upon trademark, patent and other intellectual property laws, and on confidentiality and non-disclosure agreements with our employees and third parties to establish and protect our proprietary rights. We have obtained a federal registered mark for "HeadHunters," and we have a pending federal trademark application for "HeadHunter.NET." We cannot assure you that any of our trademark registrations will be approved or granted or, if granted, that they will not be successfully challenged by others or invalidated through administrative process or litigation. If our registration of HeadHunter.NET is not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we will be able to enter into arrangements on commercially reasonable terms to allow us to continue to use that trademark.

    In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others. We cannot assure you that these agreements will provide adequate protection for our proprietary rights if there is any unauthorized use or disclosure of our proprietary information or if our employees, consultants, advisors or others fail to maintain the confidentiality of our proprietary information. We also cannot assure you that our proprietary information will not otherwise become known, or be independently developed, by competitors.

EMPLOYEES

     As of December 31, 1999, we had 122 full-time employees, most of whom are based at our executive offices. Of these employees, 82 are in sales and marketing, 25 are in technology and operations and 15 are performing general and administrative functions. None of our employees are represented by a labor union and we consider our employee relations to be good.


ITEM 2.           PROPERTIES.

     In March 2000, we moved our executive offices to 333 Research Court, in Norcross, Georgia. We also lease office space in Chicago, Dallas, San Francisco, New York City, Boston and Washington DC to support our sales personnel located in those cities. We plan to evaluate lease options for additional office space to expand our direct sales and telephone sales efforts in select major metropolitan markets.


ITEM 3.           LEGAL PROCEEDINGS.

    We are not currently a party to any legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
                  MATTERS.

         (a) The Company's Common Stock is traded on the Nasdaq National Market under the symbol "HHNT." The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market for each of the quarters since our initial public offering:

FISCAL PERIOD                                       HIGH PRICE    LOW PRICE
-------------                                       ----------    ---------
   1999
From August 19, 1999 - September 30, 1999........   $    19.19    $   10.13
From September 30, 1999 - December 31, 1999......   $    15.50    $   10.63

         The closing sale price of our Common Stock as reported by the Nasdaq National Market on March 21, 2000 was $19.8125. The number of shareholders of record of our Common Stock as of March 21, 2000 was 38.

         We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all of our earnings and other cash resources, if any, will be retained by us for investment in our business.

         During 1999, we did not sell any securities which were not registered under the Securities Act of 1933 except for:

         - The issuance on December 17, 1999 of 25,000 shares of Common Stock to Chicago Computer Guide, Inc. in connection with the acquisition of substantially all of the assets of Chicago Computer Guide's All In One Submit business. In addition, we may issue up to an additional 75,000 shares of Common Stock to Chicago Computer Guide if certain revenue levels are met during 2000. These issuances were and will be exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

         - The sales to certain of our executive officers and directors of 140,000 shares of Common Stock at a per share price of $2.00 on May 2, 1999, which sales were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

         - The sale to certain of our executive officers and directors of a total of 271,167 shares of Class A Preferred Stock at a per share price of $1.50 on January 29, 1999, which sales were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D. These shares converted into an equal number of shares of Common Stock in connection with our initial public offering on August 19, 1999.

         - The issuance of 2,333,333 shares of Class A Preferred Stock to ITC Holding Company, Inc. on January 29, 1999 in connection with the conversion of approximately $3.5 million of debt at a conversion rate of $1.50 per share, which was outstanding under our prior credit facility with ITC Service Company, which issuance was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and Regulation D. These shares converted into an equal number of shares of Common Stock in connection with our initial public offering on August 19, 1999.

         (b) On August 19, 1999, the registration statement relating to our initial public offering of our Common Stock (File No.333-80915) was declared effective. First Union Capital Markets Corp., J.C. Bradford & Co., Wachovia Securities, Inc. and DLJdirect, Inc. were the managing underwriters of the offering. On August 24, 1999, we closed the offering. The number of shares registered, the aggregate price of the shares registered, the number of shares sold and the aggregate offering price of the shares sold were as follows:


  Shares of Common       Aggregate Price of    Number of            Aggregate Price
     Registered          Shares Registered    Shares Sold           of Shares Sold
  ----------------       ------------------   -----------           --------------
     3,000,000              $30,000,000        3,000,000              $30,000,000

         We incurred the following expenses with respect to the offering through December 31, 1999, none of which were direct or indirect payments to (i) our directors, officers or their associates, (ii) persons owning 10% or more of any class of equity security of the Company or (iii) our affiliates:

Underwriting
 Discounts
    And                           Underwriters'
Commissions    Finders' Fees         Expenses       Other Expenses     Total Expenses
------------   -------------      -------------     --------------     --------------
$2,100,000          $0                 $0              $900,000          $3,000,000

         The net proceeds from the offering to us after deducting the foregoing discounts, commissions, fees and expenses were approximately $27.0 million. The Company used a portion of the proceeds to pay off approximately $2.2 million of long-term debt due to ITC and $250,000 was paid in December 1999 in connection with the acquisition of All In One Submit. The balance of the proceeds will be used for working capital and general corporate purposes, including possible acquisitions and sales and marketing initiatives. Other than the repayment of long-term debt to ITC, no proceeds were paid to our affiliates, other than payments to our officers in accordance with our compensation structure. On September 7, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares at $9.30 per share. All of these shares were sold by two selling shareholders and the Company did not receive any proceeds as a result of the sale.


ITEM 6.           SELECTED FINANCIAL DATA.

        The following table sets forth our selected financial data as of and for our inception period (October 10, 1995 to December 31, 1995), the year ended December 31, 1996, the ten months ended October 31, 1997, the two months ended December 31, 1997 and the years ended December 31, 1998 and December 31, 1999, which have been derived from the audited financial statements of the predecessor and our audited financial statements and related notes included in another part of this Annual Report on Form 10-K. You should read the selected financial data together with our financial statements and related notes and the section of the Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of results to be expected in the future. See Note 2 of Notes to Financial Statements for an explanation of the determination of the shares used in computing basic and diluted net income (loss) per common share and unaudited pro forma net loss per share. The weighted average shares outstanding data gives effect to the conversion of our Class A Preferred Stock into our Common Stock at August 19, 1999, the date of our initial public offering. Loss per share for the twelve months ended

December 31, 1999 includes a one-time non-cash charge to accumulated deficit of approximately $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to ITC, a Class A preferred shareholder, and, therefore, an increase in net loss attributable to common shareholders. See Notes 2 and 3 to our financial statements for further discussion.



                                              PREDECESSOR TO OUR COMPANY           |                  OUR COMPANY
                                       ------------------------------------------  |  --------------------------------------------
                                           FROM                                    |
                                        INCEPTION                        TEN       |
                                       (OCTOBER 10,                     MONTHS     |   TWO MONTHS
                                        1995) TO      YEAR ENDED        ENDED      |     ENDED        YEAR ENDED      YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,   OCTOBER 31,   |  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           1995           1996           1997      |      1997            1998            1999
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
                                                                                   |
STATEMENT OF OPERATIONS DATA:                                                      |
Revenues ...........................   $     50,754   $    190,146   $    124,437  |  $     29,591    $  1,099,868    $  9,253,954
Costs and expenses:                                                                |
  Costs of revenues ................             --             --         29,390  |         2,906          86,963         147,275
  Marketing and selling ............             --          2,740         23,301  |        41,123       2,719,330       9,898,815
  General and administrative .......          5,073         52,105         95,967  |       126,268       1,714,756       3,786,728
  Stock compensation expense .......             --             --             --  |            --         205,574       5,528,114
  Depreciation and                                                                 |
    amortization ...................            516          6,842         10,099  |        41,912         276,706         528,256
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
Total costs and expenses ...........          5,589         61,687        158,757  |       212,209       5,003,329      19,889,188
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
Operating income (loss) ............         45,165        128,459        (34,320) |      (182,618)     (3,903,461)    (10,635,234)
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
Net income (loss) ..................   $     45,165   $    128,623   $    (35,163) |  $   (176,392)   $ (4,345,868)   $(10,256,036)
                                       ============   ============   ============  |  ============    ============    ============
LOSS PER SHARE:
Basic and diluted ..................                                                 $      (0.08)   $      (1.98)   $      (1.90)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted ..................                                                    2,200,000       2,200,000       5,412,135


                                                    PREDECESSOR TO      |
                                                     OUR COMPANY        |                 OUR COMPANY
                                              ------------------------  |  ----------------------------------------
                                                    AT DECEMBER 31,     |                AT DECEMBER 31,
                                              ------------------------  |  ----------------------------------------
                                                  1995         1996     |      1997          1998          1999
                                              -----------  -----------  |  -----------   ------------  ------------
                                                                        |
BALANCE SHEET DATA:                                                     |
Cash and cash equivalents...............        $ 14,326     $ 25,973   | $   853,989   $    254,937  $ 16,938,708
Working capital (deficit)...............          31,214       33,706   |     788,976     (3,446,422)   21,236,203
Total assets............................          43,030       58,550   |   1,922,915      2,225,180    26,979,744
Total debt, including current maturities              --           --   |          --      3,500,000            --
Total shareholders' equity (deficit)....          42,865       55,500   |   1,830,517     (1,967,943)   24,743,924


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those set forth on Exhibit 99.1 to this Annual Report on Form 10-K.

OVERVIEW

    We provide online recruiting services to employers, recruiters and job seekers via our web site. HNET, Inc., our predecessor, was founded in October 1995 and was wholly owned by Warren L. Bare. From its inception until late 1996, HNET, Inc. derived all of its revenues from web site development consulting services. As a result of the experience that it gained during this period, HNET, Inc. identified online recruiting as an emerging industry. It launched the www.headhunter.net web site in October 1996, and began to focus on growing its online recruiting service business.

     In October 1997, HNET, Inc. entered into an investment agreement with ITC Holding Company, Inc. under which:

    -  HeadHunters, L.L.C. was formed;

    - HNET, Inc. contributed all of its assets related to the operation of the web site in exchange for a 45% interest in HeadHunters, L.L.C.; and

    - ITC contributed $1.1 million in cash in exchange for a 55% interest in HeadHunters, L.L.C.

This transaction was accounted for as a purchase.

    In July 1998, HeadHunters, L.L.C., ITC and Warren L. Bare entered into a contribution agreement under which:

    -  HeadHunter.NET, Inc. was incorporated;

    - Mr. Bare contributed all of the outstanding stock of HNET, Inc. to us in exchange for 2,200,000 shares of our common stock and 50,000 shares of our Class A preferred stock; and

    - ITC contributed its 55% interest in HeadHunters, L.L.C. to us in exchange for 2,750,000 shares of our Class A preferred stock.

This transaction was accounted for in a manner similar to a pooling of interest. As a result of this transaction, HeadHunters, L.L.C. and HNET, Inc. became our wholly-owned subsidiaries.

We derive revenue primarily from fees paid by employers and recruiters to post a job opportunity on our web site and improve the placement of a job opportunity by purchasing our upgrade service, which elevates the position of a job opportunity in a search result. We also earn revenue from fees paid by employers and recruiters for additional services and from the sale of banner advertisements. Initially, we charged one flat fee for a combination of our services, although we did not charge employers and recruiters to post job opportunities on our web site. As a result, revenue was earned principally from a combination of upgrade fees and the sale of banner advertisements on our web site, with sales of banner advertising comprising a more significant percentage of our revenues. We modified our pricing structure effective as of August 1, 1998 and began offering upgrade services on a per job basis. As a result of this pricing change and the growth of our sales force, revenue from upgrade fees has continued to grow as a percentage of our revenues.

    On June 1, 1999, we began to charge employers and recruiters a fee to post job opportunities on our web site. Employers and recruiters can post job opportunities by paying a flat fee which currently is approximately $20 per job opportunity for a 30-day basic listing. Employers and recruiters who want to improve the placement of their jobs in a search result in order to increase the visibility and exposure of their job opportunity can pay an additional fee. Upgrades are purchased for 30-day periods and start at $25 per job opportunity, with increases in $25 increments. We generally provide favorable pricing terms to employers and recruiters that post a significant number of job opportunities.

     We implemented our "VIP Resume Reserve" service in April 1999. Until February 2000, we held all resumes in our VIP Resume Reserve for seven days before we posted them for general review on our web site. The reserve also contained resumes that job seekers specifically requested to remain in the reserve instead of being posted for general review. In February 2000, we implemented a new pricing structure whereby employers and recruiters must pay a quarterly or annual subscription fee to access any complete resume.

    We believe that job posting fees, upgrade fees and fees paid to access resumes will account for a substantial majority of our revenues for the foreseeable future.

    We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed.
At December 31, 1999, we had approximately $80,483 of deferred revenues.

    Our costs and expenses include:

    - costs of revenues, consisting of bandwidth access fees, co-location costs and Internet connection charges;

    - marketing and selling expenses, consisting primarily of salaries and commissions for sales, marketing and customer service personnel, advertising costs and other marketing-related expenses (including strategic relationship and product design costs);

    - general and administrative expenses, consisting primarily of salaries and related costs for general corporate functions, including finance and accounting personnel, software development and technical personnel, office facilities and fees for professional services; and

    - depreciation and amortization, including depreciation of computer and other equipment and amortization of goodwill.

    We have recently made significant changes to our pricing policy. Accordingly, we have an extremely limited operating history on which you can base an evaluation of our company. Thus, period-to-period comparisons of our operating results are not particularly meaningful, and you should not rely on the results for any period as an indication of our future performance. We have experienced, and expect to continue to experience, seasonality in our user traffic, with lower traffic during the summer vacation and year-end holiday periods. Because our business model is new, we do not know if our results of operations are subject to seasonal fluctuations. We believe that revenue from classified advertising and other traditional recruiting services is generally lower in the months of July, November and December because of vacation periods and holiday seasons. As the online recruiting market develops, we believe that we may experience similar seasonal patterns or discover other seasonal patterns.

    We have a history of losses and at December 31, 1999, we had an accumulated deficit of approximately $36.5 million, which includes a one-time non-cash charge of approximately $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to ITC Service Company, a Class A preferred shareholder, and therefore, an increase in net loss attributable to common shareholders. See Notes 2 and 3 to our financial statements for further discussion. We expect to continue to incur losses and negative cash flow for the foreseeable future. In addition, to foster our planned growth, we expect to continue to significantly increase our operating expenses in the areas of marketing, sales and technology.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

    Revenues. Our revenues increased $8.2 million, or 745%, from $1.1 million for the twelve months ended December 31, 1998 to $9.3 million for the twelve months ended December 31, 1999. Revenues from job posting and upgrade fees grew from $462,000 to approximately $8.0 million. This increase primarily resulted from the pricing change that was implemented on June 1, 1999, the growth of our direct sales force, and a more aggressive marketing campaign. During the same time frame, our advertising revenue grew from $661,000 to approximately $1.3 million. This growth resulted from an increase in traffic to our web site over last year, which enabled us to sell more banner advertisements on our web site.

    Costs of revenues. Our costs of revenues increased $60,000, or 69%, from $87,000 for the twelve months ended December 31, 1998 to $147,000 for the twelve months ended December 31, 1999. Costs of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our web site. However, as a percentage of revenue, our costs of revenues decreased from 8% for the twelve months ended December 31, 1998 to 2% for the comparable period in 1999. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

    Marketing and selling expenses. Marketing and selling expenses increased $7.2 million, or 267%, from $2.7 million for the twelve months ended December 31, 1998 to $9.9 million for the twelve months ended December 31, 1999. Marketing expenses increased $3.9 million, or 195%, from $2.0 million for the twelve months ended December 31, 1998 to $5.9 million for the twelve months ended December 31, 1999. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site. Selling expenses increased $3.3 million, or 456%, from $720,000 for the twelve months ended December 31, 1998 to $4.0 million for the twelve months ended December 31, 1999. This increase is primarily due to the addition of direct sales personnel to our sales force from December 31, 1998 through December 31, 1999, and sales management and administrative personnel hired to support our sales effort.

    General and administrative expenses. General and administrative expenses increased $2.1 million, or 124%, from $1.7 million for the twelve months ended December 31, 1998 to $3.8 million for the twelve months ended December 31, 1999. The increase in these expenses was primarily due to an increase of $1.2 million for salaries, benefits and other employee-related costs due to the hiring of additional personnel and an increase of $430,000 for accounting and legal fees related to our year-end audit and organizational changes. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

    Stock compensation expense. Stock compensation expense was $5.5 million for the twelve months ended December 31, 1999. During the six months ended June 30, 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of ten executive officers, key employees and directors at $1.50 per share and $2.00 per share, respectively. In accordance with Accounting Principles Board Opinion No. 25, we recognized $3.8 million in compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. Further, we recognized $1.7 million of compensation expense in the twelve months ended December 31, 1999 related to the difference between the option exercise price and the estimated fair value of the shares of common stock from options granted between January 1998 through May 1999. The total difference between the exercise price and the fair value for the options will be amortized ratably over the five year vesting period for the options.

    Depreciation and amortization. Depreciation and amortization increased $251,000, or 91%, from $277,000 for the twelve months ended December 31, 1998 to $528,000 for the twelve months ended December 31, 1999. The increase in depreciation was primarily the result of the purchase of additional capital equipment. The amortization expense remained relatively level and relates to goodwill of approximately $1.0 million created upon the formation of HeadHunters, L.L.C.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998; THE TWO MONTHS ENDED DECEMBER 31, 1997; AND THE TEN MONTHS ENDED OCTOBER 31, 1997

     Revenues. We generated revenues of $1.1 million for the year ended December 31, 1998, $30,000 for the two months ended December 31, 1997, and $124,000 for the ten months ended October 31, 1997. Our revenues consisted of upgrade fees of $462,000, $14,000, and $42,000, banner advertising sales of $661,000,
$16,000, and $9,000, and consulting revenues of $0, $0, and $52,000, respectively for such periods. The increase in revenues from upgrade fees and sales of banner advertising and the corresponding decrease in consulting revenues from 1997 through 1998 resulted primarily from the change from a web site development consulting business to an online recruiting business which commenced with the launch of our web site in October 1996. Our predecessor company generated revenues primarily from providing consulting services, which we no longer provide. As a result, we do not believe a comparison of our predecessor company's operating results to current operations is meaningful.

     Cost of revenues. Our costs of revenues were $87,000 for the year ended December 31, 1998, $3,000 for the two months ended December 31, 1997, and $29,000 for the ten months ended October 31, 1997. Costs of revenues grew primarily due to increased Internet connectivity and co-location expenses following the launch of our web site related to growth in content and traffic on our web site.

     Marketing and selling expenses. Our marketing and selling expenses were $2.7 million for the year ended December 31, 1998, $41,000 for the two months ended December 31, 1997, and $23,000 for the ten months ended October 31, 1997. The substantial increase in these expenses beginning in late 1997 relates primarily to the development of our sales force and increased advertising spending.

     General and administrative expenses. Our general and administrative expenses were $1.7 million for the year ended December 31, 1998, $126,000 for the two months ended December 31, 1997, and $96,000 for the ten months ended October 31, 1997. The increase in these expenses in 1998 from prior periods was primarily due to our hiring of additional personnel and accounting and professional fees incurred in connection with our previously contemplated initial public offering.

     Depreciation and amortization. Our depreciation and amortization expenses were $277,000 for the year ended December 31, 1998, $42,000 for the two months ended December 31, 1997, and $10,000 for the ten months ended October 31, 1997. The increase in depreciation expenses in 1998 and the two months ended December 31, 1997 was primarily the result of our purchase of additional capital equipment, and the increase in amortization expense in such periods primarily relates to goodwill of approximately $1.0 million created upon the formation of HeadHunters, L.L.C.

     Other income (expense). Other income (expense) was ($442,000) for the year ended December 31, 1998, $6,000 for the two months ended December 31, 1997, and $(800) for the ten months ended October 31, 1997. The increase in other loss in 1998 was primarily the result of increased interest expense related to the warrant issued to ITC and increased outstanding balance under the credit facility with ITC.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited statement of operations data for our eight most recent quarters. This quarterly information has been derived from our unaudited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with our financial statements and related notes. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                                                   THREE MONTHS ENDED
                          ------------------------------------------------------------------------------------------------------
                          MARCH 31,   JUNE 30,  SEPTEMBER 30, DECEMBER 31,    MARCH 31,   JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
STATEMENT OF                 1998       1998        1998          1998          1999         1999          1999          1999
OPERATIONS DATA:          ---------  ---------  ------------  -----------   -----------  -----------  ------------   -----------
---------------
Revenues ................ $  79,569  $ 198,482  $    392,577  $   429,240   $   828,027  $ 1,584,928  $  2,892,653   $ 3,948,345
Costs and expenses:
  Costs of revenues .....    18,220     19,319        26,201       23,223        25,433       34,822        33,372        53,749
  Marketing and selling .   158,549    349,831     1,220,301      990,649     1,232,352    1,647,577     2,939,547     4,079,339
  General and
    administrative ......   189,018    478,373       687,851      359,514       492,270      714,236     1,156,159     1,424,063
  Stock compensation
    expense .............        --     32,705        95,113       77,756     2,861,676    1,688,912       488,763       488,763
  Depreciation and
    amortization ........    55,080     63,003        74,062       84,561        88,895      109,347       134,484       195,531
                          ---------  ---------  ------------  -----------   -----------  -----------  ------------   -----------
Total costs and
    expenses ............   420,867    943,231     2,103,528    1,535,703     4,700,626    4,194,894     4,752,225     6,241,445
                          ---------  ---------  ------------  -----------   -----------  -----------  ------------   -----------

Operating loss ..........  (341,298)  (744,749)   (1,710,951)  (1,106,463)   (3,872,599)  (2,609,966)   (1,859,571)   (2,293,100)
Other income (expense)  .     7,533         11      (165,683)    (284,268)       (9,423)     (31,492)      107,112       313,001
                          ---------  ---------  ------------  -----------   -----------  -----------  ------------   -----------
Net loss ................ $(333,765) $(744,738) $ (1,876,634) $(1,390,731)  $(3,882,022) $(2,641,458) $ (1,752,459)  $(1,980,098)
                          =========  =========  ============  ===========   ===========  ===========  ============   ===========

    Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter, which may cause the price of our common stock to fall substantially if they do not match the expectations of investors or securities analysts. Factors which may cause these fluctuations include:

    -  changes in the demand for our service offerings;

    -  the cancellation of significant numbers of customer accounts;

    -  changes in our pricing policies or those of our competitors;

    - the introduction of additional, or enhancement of existing, service offerings by us or our competitors;

    -  seasonal trends in user traffic;

    -  the hiring cycles of employers; and

    -  the impact of acquisitions of businesses or technologies.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999, we had approximately $16.9 million in cash and cash equivalents. Net cash used in operating activities was $4.5 million and $3.6 million for the twelve months ended December 31, 1999 and December 31, 1998, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods and increases in accounts receivable.

        Net cash used in investing activities were for capital expenditures and the December 1999 acquisition of the assets of the All In One Submit business and totaled approximately $6.4 million and $500,000 for the twelve months ended December 31, 1999 and December 31, 1998, respectively. Investing activities in 1999 included the purchase of $4.1 million of high grade short term investments having maturities of less than one year. The majority of the capital purchases relate to telecommunications and computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

         Net cash provided by financing activities was $27.6 million and $3.5 million for the twelve months ended December 31, 1999 and 1998, respectively. The increase relates to net proceeds received from the completion of our initial public offering in August 1999.

         We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, and develop our systems. We currently estimate that our working capital generated from operations and the net proceeds of the offering will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Prior to this period of time, we expect to seek to raise additional funds through borrowings or the issuance of equity or debt securities, although there is no assurance that this financing will be on terms favorable to us. If we are not successful in raising additional capital, we may have to decrease our marketing efforts and slow our planned expansion rate for our sales force and other infrastructure.

         Our ability to grow will depend in part on our ability to expand and improve our Internet operations, the effectiveness of our sales and marketing efforts, and our customer support capabilities. We may need to raise funds in excess of our current expectations in order to take advantage of new opportunities, to react to unforeseen difficulties or to otherwise respond to competitive pressures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any new accounting pronouncements will have a material impact on our financial statements.

YEAR 2000 COMPUTER ISSUES

        The year 2000 issue refers to the potential failures that computer systems may incur as a result of the date change from 1999 to 2000, such as the inability of such computer systems to properly recognize date-sensitive data resulting in the creation of erroneous information or system failure. These problems generally arise from the fact that most computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will recognize a code of "00" as the year 1900 rather than the year 2000.

        To address our year 2000 issues we formed a Program Office consisting of three members, which had overall responsibility and authority for our year 2000 plan and which reported periodically to our board of directors about our progress towards achieving year 2000 readiness.

        Our overall plan to achieve year 2000 readiness included the following phases with respect to our information technology and non-information technology systems:

        - assessment of repair requirements, which included creating awareness of the issue throughout our company and assessment of all systems, significant business processes and external interfaces and dependencies;
        - remediation, which included updating or modifying systems which were identified as critical to our efforts to become year 2000 ready;
        - testing of systems which were altered or replaced as part of our efforts to become year 2000 ready; and
        -  contingency planning.

        Prior to December 31, 1999 we completed the assessment and remediation phases of our plan with respect to our critical internal information technology systems, the non-critical information technology systems and non-information technology systems. We consider any information technology systems to be "critical" if the failure of such system would result in a significant portion of our users being unable to access our web site, or prevent us from billing customers.

        We completed our testing phase with respect to all of our critical information technology and non-information technology systems prior to December 31, 1999.

        During the course of our year 2000 plan, we reviewed publicly available disclosures and in some cases requested written certification from the third parties who provide hardware and software that comprise our critical information technology systems or who operate third party systems on which we rely. Our third party vendors and providers indicated that their hardware, software or systems were year 2000 ready. Some examples of the types of critical third party vendors and providers are companies that host our servers and companies that provide us with connections to the Internet.

        At December 31, 1999, we had incurred approximately $254,000 in costs associated with the year 2000 issue and the implementation of our year 2000 plan. We expensed as incurred all costs associated with our year 2000 compliance program.

        We did not experience an interruption in, or a failure of, normal business activities or operations as a result of the year 2000 problem.

        We developed contingency plans with respect to our critical information technology and non-information technology systems. In our normal course of operations, we maintain redundant systems for our critical information technology systems, which includes power supply, servers and telecommunications connections, and prior to the beginning of calendar year 2000, we tested the functionality of these redundancies.

         The discussion above is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998, however, compliance with this act does not preclude any claims against us that arise under the federal securities laws.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. At December 31, 1999, we held $4.1 million in short term investments in high grade instruments having maturities less than one year.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of HeadHunter.NET and certain information about them are as follows:

NAME                                  AGE              POSITION
----                                  ---   -----------------------------------
William H. Scott, III............      52   Chairman of the Board of Directors
Robert M. Montgomery, Jr. .......      42   President, Chief Executive Officer and Director
Warren L. Bare...................      34   Vice Chairman of the Board and Director
Mark W. Partin...................      32   Chief Financial Officer and Assistant Secretary
Judith G. Hackett................      39   Senior Vice President - Marketing
Jay M. Myer......................      37   Senior Vice President - Corporate Marketing and Sales
James R. Canfield................      40   Vice President of Sales
C. Eric Presley .................      33   Vice President of Technology
Mark W. Fouraker.................      38   Vice President of Site Operations
Burton B. Goldstein, Jr..........      52   Director
Donald W. Weber..................      63   Director
J. Douglas Cox ..................      49   Director
Michael G. Misikoff .............      47   Director
Kimberley E. Thompson............      42   Director

    William H. Scott, III has served as a director of HeadHunter.NET since October 1997 and became Chairman of the board of directors in July 1998. Since December 1991, Mr. Scott has served as President of ITC Holding Company, Inc., a diversified telecommunications and technology holding company and principal shareholder of HeadHunter.NET, and has served on its board of directors since May 1989. Mr. Scott serves as a director of Powertel, Inc., a wireless telecommunications services company; KNOLOGY Holdings, Inc., a broadband telecommunications services provider; Earthlink Network, Inc., an Internet service provider; ITC(LAMBDA)DeltaCom, Inc., a regional telecommunications services provider and Innotrac Corporation, a provider of customized technology-based marketing and support services.

    Robert M. Montgomery, Jr. has served as a director of HeadHunter.NET since January 1998, our President since January 1999 and our Chief Executive Officer since March 1999. Since 1992, Mr. Montgomery has served as a Vice President of ITC Holding Company, Inc. In 1991, Mr. Montgomery founded InterCall, Inc., a teleconferencing company and a wholly-owned subsidiary of ITC Holding Company, Inc., and served as its President and Chief Executive Officer until April 1999. From 1993 to April 1999, Mr. Montgomery has served as Chairman of the Board and a director of InterCall's United Kingdom division. From 1986 to 1991, Mr. Montgomery served in various capacities with Telecom USA (which was purchased by MCI Communications Corp.), including President of the Conference Calling Division. Currently, Mr. Montgomery serves as a director of InterCall, Inc.

    Warren L. Bare founded HeadHunter.NET in October 1995 and has served as a member of our board of directors since inception. Mr. Bare has served as our Vice Chairman of the board since March 1999 and currently serves as a consultant to HeadHunter.NET. Since September 1 1999, Mr. Bare has served as Chief Executive Officer of InJesus.com, an Internet company providing communications tools for churches. From October 1995 to January 1999, Mr. Bare served as our President and from October 1995 to March 1999, Mr. Bare served as our Chief Executive Officer. From 1992 to October 1995, Mr. Bare served as the Director of Technology at United Systems, Inc., an Atlanta-based software development and consulting company. Prior to 1992, Mr. Bare held management and technical positions at Progress Software Corporation and Computer Advisory Services.

    Mark W. Partin has served as our Chief Financial Officer and Assistant Secretary since May 1999. From 1997 to 1999, Mr. Partin served as Vice President of Finance at Sunchoice Medical Supply, Inc., a national medical supply company. From 1995 to 1997, Mr. Partin was controller/director of mergers and acquisitions for Williams Group International, a diversified holding company. From 1991 to 1995, Mr. Partin worked in the audit division of Arthur Andersen LLP.

    Judith G. Hackett has served as our Senior Vice President -- Marketing since May 1998. From 1995 to 1998, Ms. Hackett was the Senior Vice President -- Advertising and Marketing with TBS Superstation, Inc., a national cable network. From 1994 to 1995, Ms. Hackett was General Marketing Manager and Creative Director of a CBS affiliate television station, WOIO in Cleveland, and from 1988 to 1994 she served as its Creative Services Director while it was part of the FOX broadcasting network.

    Jay. M. Myer has served as our Senior Vice President -- Sales and Corporate Marketing since December 1999. From 1997 to 1999 Mr. Myer was Regional Manager of Tivoli Systems, a developer of Network Management software for distributor systems. From 1995 to 1987, Mr. Myer was Vice President of Sales at Network Imaging, a database object management company. From 1993 to 1995, Mr. Myer was Area Vice Present of Legent Corporation, a Software Company now owned by Computer Associates.

    James R. Canfield has served as our Vice President of Sales since September 1998. From May 1998 to August 1998, Mr. Canfield served as Vice President of Sales and Marketing for Abaxis, Inc., a manufacturer of point-of-care blood analyzers. From December 1994 to May 1998, Mr. Canfield served in various positions, including Director of Sales, Director of Marketing, Vice President of Sales and Marketing Idexx Informatics, and Vice President/General Manager Idexx Veterinary Services at Idexx Laboratories, Inc., a manufacturer and distributor of animal health diagnostic products. From December 1989 to December 1994, Mr. Canfield served as Area Manager Microscan Division, Area Vice President Baxter Diagnostics and Region Vice President Baxter Distribution for Baxter Healthcare Corporation, a multinational medical products company.

    C. Eric Presley has served as our Vice President of Technology since October 1998. From December 1997 to April 1998, Mr. Presley served as our Manager of Technology and from April 1998 to October 1998, he served as our Director of Technology. From 1993 to 1997, Mr. Presley held several positions at Advance Technology Corporation, a technology solutions provider, including Senior Consultant and System Architect. From 1988 to 1993, Mr. Presley was Lead Developer at Northern Telecom Limited, a global communications network solutions provider.

    Mark W. Fouraker has served as our Vice President of Operations since October 1998. From April 1998 to October 1998, Mr. Fouraker served as our Director of Operations. In 1989, Mr. Fouraker co-founded Advance Technology Corporation and, from that time until April 1998, he held several positions there including Director of Systems Architecture, Vice President of Operations and Director of Information Technology. From 1988 to 1989, Mr. Fouraker served as Manager of Technical Services for Canada Dry/Sunkist, a diversified soft drink company. From 1985 to 1988, Mr. Fouraker was an Information Systems Coordinator with the Georgia Institute of Technology.

    Burton B. Goldstein, Jr. has served as a director of HeadHunter.NET since July 1998. Mr. Goldstein is currently President of netWorth Partners, LLC, an Internet venture capital fund. Mr. Goldstein co-founded Information America, Inc., an online information services company in 1982, and served as its President from November 1982 to June 1998. From 1996 until June 1998, Mr. Goldstein served on the executive committee of West Group, a division of The Thomson Corporation, an information and publishing company. Mr. Goldstein serves as a director of Tunes.com. Inc., an online music network.

    Donald W. Weber has served as a director of HeadHunter.NET since July 1998. Since 1997, Mr. Weber has been a consultant and private investor. Since 1995, Mr. Weber has served as a director of ITC Holding Company, Inc. From 1993 to 1997, Mr. Weber served as President and Chief Executive Officer of ViewStar Entertainment Services, Inc., a digital satellite services company. From 1987 to 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, at and served as a director of Contel Corporation, a telecommunications company. Currently, Mr. Weber serves as a director of Powertel, Inc., Pegasus Communications Corporation, a media and communications company, KNOLOGY Holdings, Inc., and HIE, Inc., a health care software provider.

    J. Douglas Cox has served as a director of HeadHunter.NET since October 1997. Currently, Mr. Cox is a private investor and from time-to-time provides advisory services to support such investments. From September 1997 to September 1999, Mr. Cox served as Senior Vice President -- Corporate Development of ITC Holding Company, Inc. He has also served as Chief Financial Officer and Vice President (Finance) of ITC Holding Company, Inc. and several of its subsidiaries beginning in March 1987. From 1980 to 1987, Mr. Cox was a partner in the accounting firm of Cox & Rumsey, Certified Public Accountants. From 1972 to 1979, Mr. Cox was employed by Arthur Andersen & Co., specializing in regulated industries.

    Michael G. Misikoff has served as a director of HeadHunter.NET since May 1999. Since February 1999, Mr. Misikoff has also served as a consultant to HeadHunter.NET. From January 1995 to February 1999, Mr. Misikoff served as Vice President, Chief Financial Officer, Secretary, Treasurer and a director of Mindspring Enterprises, Inc. From January 1992 to December 1994, Mr. Misikoff was the acting Chief Financial Officer and a director of InterCall, Inc.

    Kimberley E. Thompson has served as a director of HeadHunter.NET and our Secretary since May 1999. Since September 1997, Ms. Thompson has served as Senior Vice President, General Counsel and Secretary of ITC Holding Company, Inc. and from June 1996 to September 1997, she served as its Vice President, General Counsel and Secretary. From 1989 to 1996, Ms. Thompson was a partner with Hogan & Hartson L.L.P., a Washington D.C. law firm.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on a review of the copies of reports furnished to the Company, or written representations that no annual forms (Form 5) were required, the Company believes that, during the 1999 fiscal year, all filing requirements of its officers, directors and 10% or greater shareholders for reporting to the Securities and Exchange Commission their ownership and changes in ownership of Common Stock (as required pursuant to Section 16(a) of the Securities Exchange Act of 1934) were complied with, except for the following: Jay M. Myer filed a late Form 3 in March 2000, which was due in December 1999.

ITEM 11.          EXECUTIVE COMPENSATION.

 EXECUTIVE COMPENSATION

    The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to any person who has served as Chief Executive Officer and our four most highly compensated executive officers (our "named executive officers") for services rendered to us during the year ended December 31, 1999. Except as set forth in the table below, no other executive officer's salary and bonus exceeded $100,000 during the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                                   ANNUAL COMPENSATION          SECURITIES
                                              -----------------------------     UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR    SALARY($)    BONUS($)     OPTIONS(#)      COMPENSATION($)
---------------------------                   ----    --------     --------    ------------     --------------
Warren L. Bare(1).......................      1999    $ 77,933     $  2,070             --        $  675
  President and Chief Executive Officer

Robert M. Montgomery, Jr.(2)............      1999      72,917       25,000        366,667         3,399
  President and Chief Executive Officer

Mark W. Partin(3).......................      1999      61,195       42,841        100,000            --
  Chief Financial Officer and
  Assistant Secretary

Judith G. Hackett.......................      1999     125,000       53,421         60,000         1,125
  Senior Vice President -- Marketing

James R. Canfield.......................      1999      91,662       39,128        110,000           737
  Vice President of Sales

C. Eric Presley.........................      1999      87,500       20,459         60,000           803
  Vice President of Technology


-------------

(1) Mr. Bare served as our President from October 1995 to January 1999 and our Chief Executive Officer from October 1995 to March 1999.

(2) Mr. Montgomery has served as President since January 1999 and as Chief Executive officer since March 1999.

(3) Mr. Partin has served as our Chief Financial Officer and Assistant Secretary since May 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            PERCENT OF
                                               TOTAL                           POTENTIAL REALIZABLE
                                 NUMBER OF    OPTIONS                          VALUE RATES OF STOCK
                                SECURITIES  GRANTED TO  EXERCISE                PRICE APPRECIATION
                                UNDERLYING   EMPLOYEES   OR BASE                 FOR OPTIONS TERMS
                                  OPTIONS    IN FISCAL    PRICE   EXPIRATION   ---------------------
 NAME                           GRANTED(#)     YEAR      ($/SH)      DATE       5%($)       10%($)
 ----                           ----------  ----------  --------  ----------   ---------   ---------
 Robert M. Montgomery, Jr....     100,000      11.0%      1.50      01/07/09   2,291,000   3,564,000
 Robert M. Montgomery, Jr....     100,000      11.0%      1.50      04/29/09   2,291,000   3,564,000
 Robert M. Montgomery, Jr....     200,000      22.1%     11.81      10/28/09   2,646,000   5,428,000
 Mark W. Partin .............     100,000      11.0%      2.00      04/29/09   2,241,000   3,514,000

 Judith G. Hackett ..........      10,000      0.01%     11.81      10/28/09     132,300     271,400
 James R. Canfield ..........      10,000      0.01%     11.81      10/28/09     132,300     271,400
 C. Eric Presley ............      10,000      0.01%     11.81      10/28/09     132,300     271,400

    The above table sets forth summary information concerning individual grants of stock options made during the year ended December 31, 1999 to each of the executive officers named in the Summary Compensation Table. We granted all options at the market value on the date of grant as determined by our board of directors. Amounts reported in the "Potential Realizable Value Rates of Stock Price Appreciation for Options Terms" columns represent hypothetical amounts that may be realized on exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of our common stock. We cannot assure you that we can achieve the rates of appreciation assumed in this table or that the individuals in this table will receive the amounts reflected.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

NAME                           SHARES             VALUE REALIZED      NUMBER OF             VALUE OF
                               ACQUIRED ON        ($)                 SECURITIES            UNEXERCISED IN-THE-
                               EXERCISE                               UNDERLYING            MONEY OPTIONS AT
                                                                      UNEXERCISED           FY-END ($)
                                                                      OPTIONS AT FY-END
                                                                      (#)

                                                                      EXERCISABLE/           EXERCISABLE/
                                                                      UNEXERCISABLE          UNEXERCISABLE
----                           -----------         -------------      -----------------     -------------------
Robert M. Montgomery, Jr.      33,333              $383,330           0/                    0/
                                                                      376,667               $2,380,671

BOARD COMMITTEES

    In July 1998, our board of directors established a Compensation Committee and an Audit Committee. The Compensation Committee reviews and recommends to the board of directors all compensation and benefit arrangements of our executive officers and also administers our incentive and stock option plans. The Audit Committee recommends to the board of directors the engagement of our independent auditors and reviews and consults with the independent auditors regarding the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to establishing the Compensation Committee in July 1998, our board of directors determined executive compensation. Except for Mr. Scott, none of our executive officers currently serves as a member of the Compensation Committee or as a director of any entity of which any of our directors serve as an executive officer. Mr. Scott is a director of ITC for which Mr. Cox and Ms. Thompson are executive officers. Mr. Montgomery was a member of the Compensation Committee until April 1999.

DIRECTOR COMPENSATION

    Our bylaws allow our board of directors to determine from time to time the compensation that directors may receive for their services as directors. However, from inception through November 1999, our directors have served without compensation, except for reimbursement of out-of-pocket expenses for each meeting attended. Beginning in December 1999, our directors are generally paid $500 for physical attendance at board meetings and $200 for attendance via telephone at board meetings. Concurrently with their respective elections to the board of directors, Messrs. Scott, Montgomery, Cox, Weber, Goldstein and Misikoff, and Ms. Thompson were granted options to purchase 10,000 shares of Common Stock at per share exercise prices of $0.40, $0.40, $0.40, $1.40, $1.40, $2.00, and $2.00, respectively. Directors are eligible to receive options and awards under the HeadHunter.NET, Inc. 1998 Long-Term Incentive Plan.

EMPLOYMENT AGREEMENTS

    Our board of directors and Compensation Committee periodically review such salaries and bonuses and, from time to time, elect to increase an officer's salary or bonus based on individual performance and our overall performance. None of our employment agreements contains provisions requiring payments to an officer upon severance or a change-of-control of our company.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 21, 2000 with respect to: (1) each of our directors, (2) our Chief

Executive Officer and each of the executive officers named in the Summary Compensation Table; (3) all of our executive officers and directors as a group; and (4) each person known by us to own beneficially more than 5% of our common stock.


                                                                     SHARES
NAME                                                           BENEFICIALLY OWNED            PERCENTAGE
----                                                           ------------------            ----------
ITC Holding Company, Inc.(1)............................           5,508,000                     48.6%
Warren L. Bare(2).......................................           1,800,000                     16.5
William H. Scott, III(3)(6).............................           5,511,300                     48.6
Robert M. Montgomery, Jr................................             238,333                      2.2
Mark W. Partin..........................................              20,000                        *
Judith G. Hackett.......................................              10,000                        *
James R. Canfield(4)....................................             100,000                        *
C. Eric Presley(5).....................................               27,000                        *
J. Douglas Cox..........................................               4,000                        *
Burton B. Goldstein, Jr.................................              17,267                        *
Donald W. Weber(6)......................................           5,529,000                     48.8
Michael G. Misikoff.....................................              21,000                        *
Kimberley E. Thompson(6)................................           5,512,000                     48.6
All directors and executive officers as a group (13
persons)................................................           7,773,900                     68.5

----------------
 *  Less than 1%

(1) ITC's address is 3300 20th Avenue, P.O. Box 20, Valley, Alabama 36854. Includes 416,667 shares of common stock subject to a warrant held by ITC Service Company, a wholly owned subsidiary, exercisable within 60 days and 8,000 shares of common stock subject to options originally granted to Messrs. Cox and Scott as directors of HeadHunter.NET, the benefits of which have been assigned to ITC and which are exercisable within 60 days.

(2) Mr. Bare resigned as President in January 1999 and as Chief Executive Officer in March 1999. Mr. Bare's address is 1430 Boundary Boulevard, Suwanee, Georgia 30024.

(3)  Includes 300 shares held by Mr. Scott's spouse.

(4)  Includes 30,000 shares held in an individual retirement account.

(5)  Includes 20,000 shares subject to options exercisable within 60 days.

(6) Includes 5,508,000 shares beneficially owned by ITC, with respect to which Messrs. Scott and Weber, and Ms. Thompson, as executive officers and/or directors of ITC, may be deemed to be the beneficial owner. Messrs. Scott and Weber, and Ms. Thompson disclaim beneficial ownership of all such shares.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We believe that all of the following transactions were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans, between us and our officers, directors, principal shareholders and their affiliates will be approved by a majority, but not fewer than two, of our disinterested directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

    On January 28, 1999, we entered into a loan and security agreement with ITC pursuant to which ITC made available to us a revolving line of credit of up to $3.0 million. Principal amounts outstanding under the credit facility bear interest at an annual rate of 11%. The credit facility was paid in full with a portion of the net proceeds from our initial public offering in August 1999. The total amount of principal and interest repaid under such credit facility was $2.2 million.

    In January 1999, we sold a total of 271,167 shares of Class A Preferred Stock at $1.50 per share to James R. Canfield, Kenneth E. Dopher, Mark W. Fouraker, Judith G. Hackett, Robert M. Montgomery, Jr., C. Eric Presley, Donald
W. Weber and Burton R. Goldstein, Jr., all of whom were directors or officers at the time of the sale. All of these shares converted into an equal number of shares of Common Stock in connection with our initial public offering on August 19, 1999.

    In February 1999, in connection with Mr. Bare's resignation as our Chief Executive Officer, we entered into a separation agreement with him. As part of this agreement, Mr. Bare will remain a consultant to us until March 1, 2001 for an annual fee of $75,000. If Mr. Bare chooses to discontinue his consulting services during the term of the agreement, we have agreed to pay him $50,000 a year until March 1, 2001. Mr. Bare provides consulting services to us with respect to our network architecture and infrastructure, and software purchasing.

    In May 1999, we sold Messrs. Montgomery, Partin and Misikoff 100,000, 20,000 and 20,000 shares of our Common Stock, respectively, at $2.00 per share.


                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.

         (a)  Financial Statements and Schedule

              (1) The financial statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page 30.

              (2) Financial statement schedules required to be included in this Annual Report on Form 10-K are submitted as a separate section beginning immediately after our financial statements.

              (3) The exhibits required by Item 601 of Regulations S-K are listed in the Exhibit Index in subpart (c) below.

         (b)  Reports on Form 8-K.

                   None.

         (c)  Exhibits.

              The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                 2.1           -- Purchase Agreement dated December 17, 1999
                                  between HeadHunter.NET, Chicago Computer
                                  Guide, Inc. and George Scholomite
                                  (incorporated by reference from Exhibit 2.1 of
                                  the Registrant's Current Report on Form 8-K
                                  filed on January 3, 2000)
                 3.1           -- Articles of Incorporation, as amended
                                  (incorporated by reference from Exhibit 3.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 3.2           -- Bylaws (incorporated by reference from Exhibit
                                  3.2 of the Registrant's registration statement
                                  on Form S-1, Registration No. 333-80915)
                 4.1           -- Specimen common stock certificate
                                  (incorporated by reference from Exhibit 4.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 4.2           -- Article II of the Articles of Incorporation,
                                  as amended
                                  (filed as part of Exhibit 3.1)
                 10.1          -- HeadHunter.NET, Inc. 1998 Long-Term Incentive
                                  Plan, as amended (incorporated by reference
                                  from Exhibit 10.1 of the Registrant's
                                  registration statement on Form S-1,
                                  Registration No. 333-80915)
                 10.2          -- HeadHunters, L.L.C. Employee Common Unit
                                  Option Plan dated January 14, 1998
                                  (incorporated by reference from Exhibit 10.2
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.3          -- Form of Indemnity Agreement between
                                  directors/executive officers and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.4 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.4          -- Contribution Agreement dated July 15, 1998
                                  among ITC Holding Company, Inc., Warren L.
                                  Bare and HeadHunter.NET (incorporated by
                                  reference from Exhibit 10.5 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.5          -- WorkLife's Internet Content Partners
                                  Agreement between WorkLife Solutions, Inc. and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.6 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.6          -- Amended and Restated Stock Purchase Warrant
                                  between ITC Service Company and HeadHunter.NET
                                  (incorporated by reference from Exhibit 10.10
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.7          -- Form of Non-Employee Director Non-Qualified
                                  Stock Option Agreement (incorporated by
                                  reference from Exhibit 10.12 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.8          -- Lease Agreement between AJ Partners, L.P. and
                                  HeadHunter.NET, as amended by the Tenant
                                  Acceptance Agreement dated September 22, 1999
                 10.9          -- Severance letter between HeadHunter.NET and
                                  Warren Bare dated February 24, 1999
                                  (incorporated by reference from Exhibit 10.16
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.10         -- 2000 Qualified Employee Stock Purchase Plan
                                  (incorporated by reference from Exhibit 4.3
                                  of the Registrant's registration statement on
                                  Form S-8, Registration No. 333-94027)
                 10.11         -- NBCI Promotion Agreement dated December 9,
                                  1999 between HeadHunter.NET and NBCInternet,
                                  Inc.+
                 21.1          -- Subsidiaries of the Company (incorporated by
                                  reference from Exhibit 21.1 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 23.1          -- Consent of Arthur Andersen LLP
                 27.1          -- Financial Data Schedule (for SEC use only)
                 99.1          -- Risk Factors


----------

+ Confidential treatment has been requested for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HeadHunter.NET, INC.


                              By: /s/ Robert M. Montgomery, Jr.
                                  ----------------------------------------
Date:  March 28, 2000             Robert M. Montgomery, Jr.
                                  President and Chief Executive Officer

                              By: /s/ Mark W. Partin
                                  ----------------------------------------
Date:  March 28, 2000             Mark W. Partin
                                  Chief Financial Officer and
                                  Assistant Secretary


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Montgomery, Jr. and Mark W. Partin, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    SIGNATURE                                    TITLE                                  DATE
/s/ William H. Scott, III              Chairman of the Board and Director          March 28, 2000
--------------------------------
William H. Scott, III

/s/ Robert M. Montgomery, Jr           President, Chief Executive Officer          March 28, 2000
--------------------------------       and Director
Robert M. Montgomery, Jr

/s/ Warren L. Bare                     Vice Chairman of the Board                   March 28, 2000
--------------------------------       and Director
Warren L. Bare

/s/ Mark W. Partin                     Chief Financial Officer                      March 28, 2000
--------------------------------       and Assistant Secretary
Mark W. Partin

/s/ Burton B. Goldstein, Jr.           Director                                     March 28, 2000
--------------------------------
Burton B. Goldstein, Jr.

/s/ Donald W. Weber                    Director                                     March 28, 2000
--------------------------------
Donald W. Weber

/s/ J. Douglas Cox                     Director                                     March 28, 2000
--------------------------------
J. Douglas Cox

/s/ Michael G. Misikoff                Director                                     March 28, 2000
--------------------------------
 Michael G. Misikoff

/s/ Kimberley E. Thompson              Director and Secretary                       March 28, 2000
--------------------------------
Kimberley E. Thompson

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                       CONSOLIDATED FINANCIAL STATEMENTS

             DECEMBER 31, 1999, 1998, AND 1997 AND OCTOBER 31, 1997





                               TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets--December 31, 1999 and 1998                 32

         Consolidated Statements of Operations for the Years Ended December 31,
         1999 and 1998, the Two Months Ended December 31, 1997, and the Ten
         Months Ended October 31, 1997                                           33

         Consolidated Statements of Shareholders' Equity (Deficit) for the
         Years Ended December 31, 1999 and 1998, the Two Months Ended December
         31, 1997, and the Ten Months Ended October 31, 1997                     34

         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1999 and 1998, the Two Months Ended December 31, 1997, and the Ten
         Months Ended October 31, 1997                                           35


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       36

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HeadHunter.NET, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of HEADHUNTER.NET, INC. AND SUBSIDIARIES (Successor Company) AND HNET, INC. (Predecessor Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998, the two months ended December 31, 1997, and the ten months ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HeadHunter.NET, Inc. and subsidiaries (Successor Company) and HNET, Inc. (Predecessor Company) as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the two months ended December 31, 1997, and the ten months ended October 31, 1997 in conformity with generally accepted accounting principles. As discussed in Note 1 to the financial statements, effective October 31, 1997, ITC Holding Company, Inc. acquired a majority ownership interest in HeadHunter.NET, Inc. in a business combination accounted for as a purchase. As a result of this acquisition, the financial information for the periods after the acquisition is presented on a different cost basis than for periods before the acquisition and, therefore, is not comparable.




Atlanta, Georgia
January 26, 2000

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                                                                  Successor Company
                                                                            ----------------------------
                                                                               1999             1998
                                                                            -----------      -----------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $16,938,708      $   254,937
    Short-term investments                                                    4,125,084                0
    Accounts receivable:
       Trade, net of allowance for doubtful accounts of $209,475
           and $37,346 in 1999 and 1998, respectively                         1,846,813          296,654
    Prepaid expenses and other                                                  561,418          195,110
                                                                            -----------      -----------
              Total current assets                                           23,472,023          746,701

PROPERTY AND EQUIPMENT, NET                                                   1,749,711          447,325

INTANGIBLE ASSETS, NET                                                        1,197,071          782,631

OTHER NONCURRENT ASSETS                                                         560,939          248,523
                                                                            -----------      -----------
              Total assets                                                  $26,979,744      $ 2,225,180
                                                                            ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $   614,058      $   397,425
    Short-term borrowings--affiliates (Notes 3 and 4)                                 0        3,500,000
    Accrued interest--affiliates (Note 4)                                             0          100,100
    Other accrued expenses                                                    1,409,923          128,098
    Customer deposits                                                           131,356           27,936
    Deferred revenue                                                             80,483           39,564
                                                                            -----------      -----------
              Total current liabilities                                       2,235,820        4,193,123
                                                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT):
    Convertible Class A preferred stock, $.01 par value; 7,500,000 shares authorized and no shares issued and outstanding
       in 1999; 2,800,000 shares authorized, issued, and
       outstanding in 1998                                                            0           28,000
    Class B serial preferred stock, $.01 par value; 5,000,000 shares
       authorized, no shares issued and outstanding in 1999 and 1998                  0                0
    Common stock, $.01 par value; 45,500,000 shares authorized and 10,802,833 shares issued and outstanding in 1999;
       50,200,000 shares authorized, 2,200,000 shares issued and
       outstanding in 1998                                                      108,028           22,000
    Additional paid-in capital                                               64,784,569        4,507,859
    Stock warrants (Note 3)                                                     341,834          341,834
    Accumulated deficit                                                     (36,478,292)      (4,522,260)
    Deferred compensation (Note 6)                                           (4,012,215)      (2,345,376)
                                                                            -----------      -----------
              Total shareholders' equity (deficit)                           24,743,924       (1,967,943)
                                                                            -----------      -----------
              Total liabilities and shareholders' equity                    $26,979,744      $ 2,225,180
                                                                            ===========      ===========

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998,

                  THE TWO MONTHS ENDED DECEMBER 31, 1997, AND

                     THE TEN MONTHS ENDED OCTOBER 31, 1997

                                                                                                 |   Predecessor
                                                                Successor Company                |     Company
                                              -------------------------------------------------  |   -----------
                                                                                    Two Months   |    Ten Months
                                                YEAR ENDED        Year Ended          Ended      |      Ended
                                               DECEMBER 31,      December 31,      December 31,  |   October 31,
                                                   1999              1998              1997      |        1997
                                              ------------       -----------       -----------   |   -----------
                                                                                                 |
REVENUES                                      $  9,253,954       $ 1,099,868       $    29,591   |   $   124,437
                                              ------------       -----------       -----------   |   -----------
COSTS AND EXPENSES:                                                                              |
    Costs of revenues                              147,275            86,963             2,906   |        29,390
    Marketing and selling                        9,898,815         2,719,330            41,123   |        23,301
    General and administrative                   3,786,728         1,714,756           126,268   |        95,967
    Stock compensation expense                   5,528,114           205,574                 0   |             0
    Depreciation and amortization                  528,256           276,706            41,912   |        10,099
                                              ------------       -----------       -----------   |   -----------
              Total costs and expenses          19,889,188         5,003,329           212,209   |       158,757
                                              ------------       -----------       -----------   |   -----------
OPERATING LOSS                                 (10,635,234)       (3,903,461)         (182,618)  |       (34,320)
                                                                                                 |
OTHER INCOME (EXPENSE)                             379,198          (442,407)            6,226   |          (843)
                                              ------------       -----------       -----------   |   -----------
NET LOSS                                      $(10,256,036)      $(4,345,868)      $  (176,392)  |   $   (35,163)
                                              ============       ===========       ===========   |   ===========
                                                                                                 |
LOSS PER SHARE:                                                                                  |
    Basic and diluted                         $      (1.90)      $     (1.98)      $     (0.08)  |
                                              ============       ===========       ===========   |
WEIGHTED AVERAGE SHARES OUTSTANDING:                                                             |
       Basic and diluted                         5,412,135         2,200,000         2,200,000   |
                                              ============       ===========       ===========   |

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998,

                  THE TWO MONTHS ENDED DECEMBER 31, 1997, AND

                     THE TEN MONTHS ENDED OCTOBER 31, 1997

                                                   CONVERTIBLE CLASS A
                                                     PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                                  ---------------------    ----------------------     PAID-IN        STOCK
                                                    SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL       WARRANTS
                                                  ----------   --------    ----------   ---------   ------------   -----------
PREDECESSOR COMPANY:
 Balance, December 31, 1996                                0   $      0           260   $     260          5,040             0
  Capital contribution                                     0          0             0           0         30,000             0
  Dividends                                                0          0             0           0              0             0
  Net loss                                                 0          0             0           0              0             0
                                                  ----------   --------    ----------   ---------   ------------   -----------
 Balance, October 31, 1997                                 0          0           260         260         35,040             0
                                                  ----------   --------    ----------   ---------   ------------   -----------

______________________________________________________________________________________________________________________________
SUCCESSOR COMPANY:
  Initial capitalization of Headhunters, L.L.C             0          0             0           0      2,000,000             0
  Acquisition of Predecessor Company                       0          0          (260)       (260)       (35,040)            0
  Reorganization (Note 1)                          2,800,000     28,000     2,200,000      22,000        (43,091)            0
  Net loss                                                 0          0             0           0              0             0
                                                  ----------   --------    ----------   ---------   ------------   -----------
 Balance, December 31, 1997                        2,800,000     28,000     2,200,000      22,000      1,956,909             0

  Issuance of stock warrants                               0          0             0           0              0       341,834
  Issuance of stock options                                0          0             0           0      2,550,950             0
  Amortization of deferred compensation                    0          0             0           0              0             0
  Net loss                                                 0          0             0           0              0             0
                                                  ----------   --------    ----------   ---------   ------------   -----------
 Balance, December 31, 1998                        2,800,000     28,000     2,200,000      22,000      4,507,859       341,834

  Conversion of short-term borrowings to
    convertible Class A preferred stock            2,333,333   $ 23,333             0   $       0   $ 25,176,663             0
  Issuance of Class A preferred stock                271,167      2,712             0           0      2,925,891             0
  Conversion of Class A preferred stock to
   common stock                                   (5,404,500)   (54,045)    5,404,500      54,045              0             0
  Sale of common stock, net of offering expenses           0          0     3,140,000      31,400     28,327,389             0
  Issuance of common stock for acquisition                 0          0        25,000         250        356,000             0
  Issuance of stock options                                0          0             0           0      3,441,100             0
  Amortization of deferred compensation                    0          0             0           0              0             0
  Exercise of stock options                                0          0        33,333         333         49,667             0
  Net loss                                                 0          0             0           0              0             0
                                                  ----------   --------     ---------   ---------   ------------   -----------
 Balance, December 31, 1999                                0   $      0    10,802,833   $ 108,028   $ 64,784,569   $   341,834
                                                  ==========   ========    ==========   =========   ============   ===========

                                                     RETAINED
                                                     EARNINGS
                                                   (ACCUMULATED      DEFERRED
                                                      DEFICIT)     COMPENSATION       TOTAL
                                                   -------------   ------------   ------------
PREDECESSOR COMPANY:
 Balance, December 31, 1996                               50,200             0   $     55,500
  Capital contribution                                         0             0         30,000
  Dividends                                             (121,941)            0       (121,941)
  Net loss                                               (35,163)            0        (35,163)
                                                    ------------   -----------   ------------
 Balance, October 31, 1997                              (106,904)            0        (71,604)
                                                    ------------   -----------   ------------

_____________________________________________________________________________________________
SUCCESSOR COMPANY:
  Initial capitalization of Headhunters, L.L.C                 0             0      2,000,000
  Acquisition of Predecessor Company                     106,904             0         71,604
  Reorganization (Note 1)                                      0             0          6,909
  Net loss                                              (176,392)            0       (176,392)
                                                    ------------   -----------   ------------
 Balance, December 31, 1997                             (176,392)            0      1,830,517

  Issuance of stock warrants                                   0             0        341,834
  Issuance of stock options                                    0    (2,550,950)             0
  Amortization of deferred compensation                        0       205,574        205,574
  Net loss                                            (4,345,868)            0     (4,345,868)
                                                    ------------   -----------   ------------
 Balance, December 31, 1998                           (4,522,260)   (2,345,376)    (1,967,943)

  Conversion of short-term borrowings to
    convertible Class A preferred stock             $(21,699,996)  $         0   $  3,500,000
  Issuance of Class A preferred stock                          0             0      2,928,603
  Conversion of Class A preferred stock to
   common stock                                                0             0              0
  Sale of common stock, net of offering expenses               0             0     28,358,789
  Issuance of common stock for acquisition                     0             0        356,250
  Issuance of stock options                                    0    (3,441,100)             0
  Amortization of deferred compensation                        0     1,774,261      1,774,261
  Exercise of stock options                                    0             0         50,000
  Net loss                                           (10,256,036)            0    (10,256,036)
                                                    ------------   -----------   ------------
 Balance, December 31, 1999                         $(36,478,292)  $(4,012,215)  $ 24,743,924
                                                    ============   ===========   ============

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998,

                    TWO MONTHS ENDED DECEMBER 31, 1997, AND

                     THE TEN MONTHS ENDED OCTOBER 31, 1997

                                                                                                             |  Predecessor
                                                                           Successor Company                 |    Company
                                                            ----------------------------------------------   |  -----------
                                                               YEAR             Year           Two Months    |  Ten Months
                                                               ENDED            Ended            Ended       |     Ended
                                                            DECEMBER 31,     December 31,     December 31,   |  October 31,
                                                                1999             1998              1997      |      1997
                                                            ------------     ------------     ------------   |  -----------
                                                                                                             |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                        |
   Net loss                                                 $(10,256,036)     $(4,345,868)     $  (176,392)  |  $   (35,163)
                                                            ------------      -----------      -----------   |  -----------
   Adjustments to reconcile net loss to net cash                                                             |
      provided by (used in) operating activities:                                                            |
         Depreciation and amortization                           528,256          276,706           41,912   |       10,099
         Amortization of debt issuance costs                           0          341,834                0   |            0
         Compensation expense                                  5,528,114          205,574                0   |            0
         Changes in operating assets and liabilities:                                                        |
            Accounts receivable                               (1,550,159)        (287,789)           1,918   |       10,783
            Due from affiliates                                        0            5,100           (5,100)  |            0
            Interest receivable                                  (65,650)               0                0   |            0
            Prepaid expenses                                    (300,658)        (181,690)         (13,420)  |            0
            Other assets                                          77,940         (244,293)          (4,230)  |            0
            Accounts payable                                     216,633          316,802           71,248   |          741
            Accrued expenses                                   1,181,725          228,198                0   |        2,548
            Customer deposits                                    103,420           27,936                0   |            0
            Deferred revenue                                      40,919           27,789           11,775   |            0
                                                            ------------      -----------      -----------   |  -----------
             Total adjustments                                 5,760,540          716,167          104,103   |       24,171
                                                            ------------      -----------      -----------   |  -----------
             Net cash used in operating activities            (4,495,496)      (3,629,701)         (72,289)  |      (10,992)
                                                            ------------      -----------      -----------   |  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                        |
   Purchases of short-term investments                        (4,125,084)               0                0   |            0
   Purchase of Internet domain name                                    0          (35,000)               0   |            0
   Purchases of property and equipment                        (1,627,462)        (434,351)         (73,722)  |      (14,830)
   Long-term investments                                        (401,726)               0                0   |            0
   Acquisition                                                  (250,000)               0                0   |            0
                                                            ------------      -----------      -----------   |  -----------
             Net cash used in investing activities            (6,404,272)        (469,351)         (73,722)  |      (14,830)
                                                            ------------      -----------      -----------   |  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                        |
   Equity contribution                                                 0                0        1,100,000   |       30,000
   Proceeds from issuance of convertible Class A                                                             |
      preferred stock                                            406,750                0                0   |            0
   Proceeds from issuance of common stock                     27,176,789                0                0   |            0
   Short-term borrowings                                               0        3,500,000                0   |            0
   Dividends paid (Note 4)                                             0                0         (100,000)  |      (21,941)
                                                            ------------      -----------      -----------   |  -----------
             Net cash provided by financing activities        27,583,539        3,500,000        1,000,000   |        8,059
                                                            ------------      -----------      -----------   |  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        $ 16,683,771      $  (599,052)     $   853,989   |  $   (17,763)
                                                                                                             |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   254,937          853,989                0   |       25,973
                                                            ------------      -----------      -----------   |  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 16,938,708      $   254,937      $   853,989   |  $     8,210
                                                            ============      ===========      ===========   |  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:                                                                          |
   Interest paid                                            $     73,700      $    18,165                0   |  $         0
                                                            ============      ===========      ===========   |  ===========
   Initial noncash equity contributions (Note 1)            $          0      $         0      $   900,000   |  $         0
                                                            ============      ===========      ===========   |  ===========
   Conversion of short-term borrowings to equity            $  3,500,000      $         0      $         0   |  $         0
                                                            ============      ===========      ===========   |  ===========
   Stock issued in connection with acquisition              $    356,250      $         0      $         0   |  $         0
                                                            ============      ===========      ===========   |  ===========

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997,

                              AND OCTOBER 31, 1997


1.    ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

On October 10, 1995, HNET, Inc. ("HNI" or the "Predecessor Company"), a Georgia S corporation, was established as a Web site development consulting firm. In October 1996, the HeadHunter.NET Web site was launched.

On October 31, 1997, HeadHunters, L.L.C. ("LLC") was organized. Effective November 1, 1997, in a transaction accounted for as a purchase, ITC Holding Company, Inc. ("ITC") contributed $1,100,000 in cash in exchange for a 55% equity interest in LLC. HNI contributed all of its assets and liabilities (including the right to use the name "HeadHunter.NET") in exchange for the remaining 45% equity interest. The total fair market value of HNI's equity contribution to LLC was $900,000, including $21,000 in furniture and fixtures, $979,000 in goodwill, and $100,000 in dividends payable.

On July 13, 1998, HeadHunter.NET, Inc. (the "Company" or the "Successor Company") was incorporated under the laws of the state of Georgia.

On July 15, 1998, HNI's sole shareholder and ITC reorganized LLC and HNI as follows (the "Reorganization"):

         a. ITC contributed its 55% ownership interest in LLC to the Company.

         b. HNI's sole shareholder contributed 100% of HNI to the Company.

As a result of the Reorganization, LLC and HNI are now wholly owned subsidiaries of the Company. The transaction has been accounted for in a manner similar to a pooling of interests.

NATURE OF BUSINESS

HeadHunter.NET provides a leading on-line recruiting service via its web site at www.HeadHunter.NET. Employers and recruiters use the web site to advertise job opportunities and review resumes. Job seekers use the web site to identify, research, and evaluate a broad range of job opportunities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The financial statements reflect the Reorganization in a manner similar to a pooling of interests and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

As a result of ITC's acquisition of a majority interest in the Company as discussed in Note 1, the capital structure of and the basis of accounting for the Company differ from those of the Predecessor Company prior to ITC's acquisition and the Reorganization. Financial data of the Company with respect to all reporting periods subsequent to November 1, 1997 (the "Successor Period") reflect ITC's acquisition under the purchase method. Therefore, financial data with respect to HNI prior to the acquisition generally will not be comparable to that of the Company with respect to the items described below.

As a result of ITC's acquisition of a majority interest in LLC, the statements of operations for the Successor Period include amortization of goodwill. Also, as a result of purchase accounting, the fair values of the property and equipment at the date of their acquisition became their new "cost" basis with respect to the Company. Accordingly, the depreciation of property and equipment for the Successor Period is based on the newly established cost basis of these assets. Other effects of purchase accounting in the Successor Period are not significant.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues consist of job posting revenues, upgrading revenues, and resume reserve revenues and advertising revenues. Job posting revenues, upgrading revenues, and resume reserve revenues are recognized over the service period. Advertising revenues are recognized in the month that the advertising impressions are delivered.

DEFERRED REVENUE

Deferred revenue represents the liability for advance billings to customers. Such amounts are recognized as revenues when the related services are provided.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets for financial reporting purposes. Major additions and improvements are charged to the property accounts, while maintenance and repairs which do not improve or extend the lives of the respective assets are expensed in the current period. Property and equipment and estimated useful lives for the Company's assets as of December 31, 1999 and 1998 are as follows:

                                                             1999             1998         ESTIMATED LIVES
                                                          ----------        --------     --------------------
    Telecommunications and computer equipment              1,785,614         376,558     THREE YEARS
    Furniture and fixtures                                   370,947         152,539     THREE TO FIVE YEARS
                                                          ----------        --------
              Total property and equipment                 2,156,561         529,097
    Accumulated depreciation                                (406,850)        (81,772)
                                                          ----------        --------
              Total property and equipment, net           $1,749,711        $447,325
                                                          ==========        ========

Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease. Depreciation expense was $325,076, $77,994, and $9,279 for the years ended December 31, 1999 and 1998 and the two months ended December 31, 1997, respectively.

INTANGIBLE ASSETS

Intangible assets consist of the following amounts for December 31, 1999 and 1998:

                                           1999              1998
                                        -----------      -----------
     Goodwill                           $ 1,288,896      $   978,976
     Acquired intangibles                   307,700                0
     Domain name                             35,000           35,000
                                        -----------      -----------
                                          1,631,596        1,013,976
     Accumulated amortization              (434,525)        (231,345)
                                        -----------      -----------
                                        $ 1,197,071      $   782,631
                                        ===========      ===========


The Company has classified as goodwill the cost in excess of fair value of the net liabilities acquired in a transaction accounted for as a purchase (Note 1). Goodwill includes all rights to the HeadHunter.NET Web site and is being amortized on a straight-line basis over a period of five years.

In December 1999, the Company recorded $309,920 and $300,000 to goodwill and intangible assets, respectively, for the purchase of the All In One Submit business. The Company is amortizing these assets on a straight-line basis over a period of five years. In July 1998, the Company acquired the rights to the Internet domain name, www.Headhunter.com, for $35,000. The Company is amortizing the intangible asset on a straight-line basis over a period of five years.

LONG-LIVED ASSETS

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other long-term assets, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

OTHER ASSETS

Other assets consist of the following at December 31, 1999 and 1998:

                                           1999              1998
                                        -----------      -----------
     Deposits                           $   159,213      $   248,523
     Long-term investments                  401,726                0
                                        -----------      -----------
                                        $   560,939      $   248,523
                                        ===========      ===========

INCOME TAXES

The sole shareholder of HNI elected for the Predecessor Company to be taxed under the S corporation status of the Internal Revenue Code (the "Code"). The Code and certain applicable state statutes provide that the income and expenses of an S corporation are not taxable separately to the corporation but rather accrue directly to the shareholders. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements of the Predecessor Company.

Prior to the Reorganization (Note 1), LLC, as a limited liability company, was treated as a partnership for tax purposes. Therefore, the income tax benefits generated by LLC were recorded by its members.

Following the Reorganization (Note 1), the Successor Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At the date of the Reorganization (Note 1), there were no material effects on the Company's financial statements related to tax consequences of the Reorganization.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expenses included in marketing and selling expenses were $4,291,017 and $1,627,011 for the years ended December 31, 1999 and 1998, respectively, $28,240 for the two months ended December 31, 1997, and $2,632 for the ten months ended October 31, 1997. Prepaid advertising costs of approximately $276,000 and $405,000 were recorded as assets in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively.

SOURCES OF SUPPLIES

The Company relies on local telephone companies and other companies to provide data communications capacity. Although management feels that alternative telecommunications facilities could be found in a timely manner, disruption of these services for more than a brief period would have an adverse effect on operating results.

Although the Company attempts to maintain multiple vendors for each required product, its property and equipment, which are important components of its operations, are each currently acquired from only a few sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as the Company expands its network infrastructure and sells services, then delays and increased costs in the expansion of the Company's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's cash investment polices limit investments to short-term, low-risk instruments. Concentrations of credit risk with respect to trade receivables are limited due to advance billings to customers for services and the ability to terminate service on delinquent accounts. In addition, the number of customers comprising the customer base mitigates the concentration of credit risk. The carrying amount of the Company's receivables approximates their fair value.

SEGMENTAL DISCLOSURES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Segmental Disclosures," effective December 31, 1998. The statement had no effect, as the Company has only one operating business segment.

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

NET LOSS PER SHARE

The Company follows SFAS No. 128, "Earnings Per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income
(loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company has presented basic and diluted loss per share in accordance with SFAS No. 128. As the Company had a net loss in all periods presented, basic and diluted loss per share is the same. Net loss per share is not shown for the Predecessor Company, as it is not comparable.

In January 1999, a one-time noncash distribution was recorded in conjunction with the conversion of the loan and security agreement to equity (Note 3). The following table represents a reconciliation of the net loss per the statements of operations to the net loss attributable to common shareholders:


        Net loss                                             $(10,256,036)
        Distribution to a preferred shareholder               (21,699,996)
                                                             ------------
        Net loss available to common shareholders            $(31,956,032)
                                                             ============

        Weighted average shares outstanding                     5,412,135
                                                             ============

        Net loss per share                                        $(5.90)
                                                             ============

COMPREHENSIVE LOSS

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. The Company does not have any other components of comprehensive loss. For the years ended December 31, 1999 and 1998 and the two months ended December 31, 1997, total comprehensive loss is equal to the net loss.

3.    CREDIT AGREEMENT

On October 31, 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with ITC, which allowed the Company to draw up to $1,000,000 at an interest rate approximating ITC's cost of debt capital.

On July 16, 1998, the Company, ITC, and ITC Service Company, an affiliate of ITC, amended and restated the Credit Agreement, pursuant to which ITC made available to the Company an additional revolving line of credit of up to $2.5 million. Principal amounts outstanding under the credit facility incurred interest at an annual rate equal to ITC Service Company's cost of debt capital as reasonably determined from time to time by ITC Service Company (6.8%) on the first $1 million and at a fixed rate of 14% per annum on the remaining $1.5 million. In connection with the amendments to the Credit Agreement, the Company issued to ITC Service Company a warrant to purchase $375,000 of common stock at a price of $1.50 per share, which was amended and restated to $625,000 of common stock at a price of $1.50 per share in October 1998. This warrant vested upon issuance and is exercisable for a term of ten years. In connection with the warrant issued to ITC Service Company, the estimated $342,000 fair value of the warrant was calculated under the Black-Scholes option pricing model at the date of grant and was included in stock warrants and interest expense. The assumptions used in the Black-Scholes calculation were as follows: risk-free interest rate, 5.52%; expected dividend yield, 0%; expected lives, three years; and expected volatility, 79%. Short-term borrowings under the Credit Agreement were $3,500,000 for the year ended December 31, 1998.

On January 28, 1999, the Company and ITC Service Company entered into a revolving loan and security agreement (the "Loan and Security Agreement"), pursuant to which ITC Service Company made available to the Company a revolving line of credit of up to $3 million which is payable in full the earlier of
(i) December 31, 1999, (ii) the closing of an initial public offering of the Company's common stock at a minimum aggregate offering price of $20 million, or
(iii) any sale, transfer, or exchange of the Company's common stock, not requiring registration under the Securities and Exchange Commission, in excess of $20 million. Principal amounts outstanding under the credit facility bear interest at a fixed rate of 11% per annum. Upon completion of the initial public offering, the Company repaid the outstanding balance and canceled the Loan and Security Agreement.

In conjunction with the Loan and Security Agreement, the principal balance of $3.5 million outstanding under the Credit Agreement was converted into 2,333,333 shares of the Company's Convertible Class A preferred stock at a price of $1.50 per share. As this represented an extinguishment of debt among related parties, it was accounted for as a capital transaction. The difference between the estimated fair value $(10.80) and the conversion price was recorded to accumulated deficit as a one-time noncash distribution to - ITC Service Company, a preferred shareholder, with an offsetting amount recorded to additional paid-in capital.

4.    RELATED-PARTY TRANSACTIONS

On November 1, 1997, the Company paid $100,000 in satisfaction of a dividend payable to the sole shareholder of HNI, which was included in the initial equity contribution under the organization of the LLC.

Beginning in January 1998, the Company entered into an agreement with ITC(LAMBDA)DeltaCom, Inc. ("ITC(LAMBDA)DeltaCom") to serve as the Company's Internet service provider and host of the Company's Web site.
ITC(LAMBDA)DeltaCom is related to ITC through both common ownership and board membership. Internet access and long-distance telephone charges totaled $119,100 and $72,028 for the years ended December 31, 1999 and 1998, respectively.

Short-term borrowings under a revolving credit agreement with ITC (Note 3) were $0 and $3,500,000 for the years ended December 31, 1999 and 1998, respectively. Accrued interest related to the revolving credit agreement was $0 and $100,100 at December 31, 1999 and 1998, respectively.

The Company utilizes an entity for insurance coverage that is related to ITC through common ownership. Insurance expense related to this entity for the years ended December 31, 1999 and 1998 was $258,854 and $8,928, respectively.

5.    SHAREHOLDERS' EQUITY

During August 1999, the Company completed the sale of 3,000,000 shares of its common stock to the public at an offering price of $10 a share.

In January 1999, the Company decreased the authorized number of common stock, par value $.01, from 50,200,000 to 45,500,000 shares and increased the number of Convertible Class A preferred shares to 7,500,000. The Class A preferred stock is entitled to one vote per share owned of record on all matters which shareholders are entitled to vote. Upon the closing of the initial public offering, each share of Class A preferred stock then outstanding was automatically converted into one share of common stock and there were no shares of Class A preferred stock outstanding as of December 31, 1999. The Company has also authorized 5,000,000 shares of Class B serial preferred stock. The Company's board of directors has the authority to issue shares of Class B serial preferred stock in one or more series. There are no shares of Class B serial preferred stock currently outstanding.

As discussed in Note 1, the purpose of incorporating the Company was to enable ITC and HNI's sole shareholder to complete a reorganization of LLC and HNI. In return for the contribution of its 55% interest in LLC to the Company, ITC received 2,750,000 shares of the Company's Convertible Class A preferred stock. The sole shareholder of HNI received 2,200,000 shares of the Company's common stock, $.01 par value, and 50,000 shares of the Company's Convertible Class A preferred stock in return for the contribution of 100% of HNI.

During 1999, the Company sold 271,167 and 140,000 shares of Convertible Class A preferred stock and common stock, respectively, to certain executive officers, key employees, and directors at $1.50 and $2 per share, respectively. In accordance with APB No. 25, the Company recognized $3,753,853 in compensation expense in 1999 related to the difference between the purchase price and the estimated fair value of $10.80 with the offset to additional paid-in capital.

6.    EMPLOYEE BENEFIT PLANS

1998 LONG-TERM INCENTIVE PLAN

On July 15, 1998, the Company's board of directors adopted the Company's 1998 Long-Term Incentive Plan (the "Incentive Plan"). At the plan's inception, the Company reserved 500,000 shares of its common stock for issuance in connection with options and awards granted under the Incentive Plan. In April 1999, the Company increased the common shares reserved for issuance in connection with options and awards granted under the Incentive Plan to 1,000,000 shares.

The Company may grant options and awards to officers and employees of the Company, a parent or subsidiary, and to nonemployee directors and consultants to the Company. The Incentive Plan authorizes the granting of awards to eligible participants in the form of (i) options to purchase shares of the Company's common stock, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights, (iii) performance shares, (iv) restricted stock awards, (v) dividend equivalents, or (vi) other stock-based awards. The Incentive Plan is administered by the Company's board of directors or the board's compensation committee in accordance with its term. The options vest ratably over five years from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Company's stock options at December 31, 1999 and 1998 and changes during the year then ended is presented in the following table:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              PRICE PER
                                                                SHARES          SHARE
                                                               ---------      ---------
     Outstanding at December 31, 1997                                  0       $  0.00
         Granted                                                 550,750          0.87
         Forfeited                                               (68,500)        (0.43)
                                                               ---------       -------
     Outstanding at December 31, 1998                            482,250          0.93
                                                               ---------       -------
         Granted                                               1,018,750          7.95
         Forfeited                                               (91,500)        (1.31)
         Exercised                                               (33,333)        (1.50)
                                                               ---------       -------
     Outstanding at December 31, 1999                          1,376,167       $  6.02
                                                               =========       =======

     Exercisable at December 31, 1999 and 1998                         0             0
                                                               =========       =======

During 1998 and 1999, the Company granted options with exercise prices below the fair value at the date of grant. The estimated fair value for options granted February 1998 to July 1999 was $10.80. Accordingly, the Company recognized deferred compensation of $3.4 million and $2.5 million for options granted during the year-ended December 31, 1999 and 1998, respectively. The Company amortizes deferred compensation over five years, the vesting period of the options. The Company recognized $1,774,261 and $205,574 of compensation expense for the years ended December 31, 1999 and 1998, respectively, related to option grants.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                         WEIGHTED        WEIGHTED AVERAGE                        WEIGHTED AVERAGE
                                          AVERAGE            EXERCISE                                EXERCISE
     RANGE OF             OPTIONS        REMAINING       PRICE OF OPTIONS         OPTIONS        PRICE OF OPTIONS
  EXERCISE PRICES       OUTSTANDING        LIFE             OUTSTANDING         EXERCISABLE         EXERCISABLE
  ---------------       -----------      ---------       ----------------       -----------      ----------------

     $1.50-$2.00          820,167          3.00              $  1.32                 0                 $0
   $10.80-$14.25          556,000          3.81                12.35                 0                  0

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company accounts for its stock-based compensation plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees. "SFAS No. 123 encourages but does not require the use of a fair value-based method of accounting for stock-based compensation plans under which the fair value of stock options is determined on the date of grant and expensed over the vesting period of the stock options. While the Company has elected to continue to apply the provisions of APB No. 25, under which no compensation cost has been recognized by the Company, SFAS No. 123 requires pro forma disclosure of net loss and loss per share as if the fair value-based method under SFAS No. 123 had been adopted. The value of all options for shares of the Company's common stock to employees of the Company has been determined under the market value method using Black-Scholes valuation principles and the following assumptions:

                                                                             1999               1998
                                                                          -----------        -----------
        Risk-free interest rate                                           4.53%-6.24%        5.3%
        Expected dividend yield                                           0%                 0%
        Expected lives                                                    FIVE YEARS         Five years
        Expected volatility                                               94%                79%

The total value of options granted during the years ended December 31, 1999 and 1998 was computed as approximately $7.3 million and $300,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. No options were granted in 1997. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have increased as follows:

                                            1999             1998
                                        ------------     -----------
     Net loss:
         As reported                    $(10,256,036)    $(4,345,868)
         Pro forma                       (11,895,815)     (4,374,078)
     Net loss per share:
         As reported:
            Basic and diluted           $     (1.90)     $     (1.98)
         Pro forma:
            Basic and diluted                 (2.20)           (1.50)


7.    INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1999 and 1998 are as follows:

                                                       1999              1998
                                                   -----------       -----------
     Deferred tax assets:
         Net operating loss carryforwards          $ 2,672,993       $ 1,029,386
         Accumulated amortization                      127,928            61,692
         Allowance for doubtful accounts                83,790            14,938
         Deferred compensation                         791,934                 0
         Deferred revenues                              32,193            15,826
         Other                                          35,391            20,912
                                                   -----------       -----------
                   Total deferred tax assets         3,744,229         1,142,754
     Deferred tax liabilities:
         Accelerated depreciation                       27,628            16,354
                                                   -----------       -----------
     Net deferred tax asset                          3,716,601         1,126,400
         Valuation allowance                        (3,716,601)       (1,126,400)
                                                   -----------       -----------
     Net deferred taxes                            $         0       $         0
                                                   ===========       ===========

The Company's net operating loss carryforward will expire in the years 2018 through 2019 unless utilized. Due to the fact that the Company is unable to conclude that it is more likely than not that its deferred tax assets will be recognized, the Company has provided a 100% valuation allowance against its net deferred tax assets. In addition, the Company's ability to recognize the benefit from the net operating loss carryforwards may be limited under the Code, as the ownership of the Company has changed more than 50%, as defined.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1999 and 1998 is as follows:

                                                       1999       1998
                                                       ----       ----
      Income tax benefit at statutory rate              (34)%      (34)%
      State and local income taxes                       (6)        (6)
      Increase in valuation allowance                    40         40
                                                       ----       ----
      Total income tax provision                          0%         0%
                                                       ====       ====

Prior to the Reorganization (Note 1), LLC, as a limited liability company, was treated as a partnership for tax purposes. Therefore, through June 1998, the income tax benefits generated by LLC were recorded by its members. Following the Reorganization (Note 1), the Company recognized the income tax benefits generated by its subsidiary in the accompanying statements of operations.

8.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Lease expense relates to the lease of office space for the administrative office and sales offices. At December 31, 1999, future minimum lease payments under these noncancellable operating leases are as follows:


      2000                      $   554,602
      2001                          559,764
      2002                          500,732
      2003                          417,332
      2004                          386,265
                                -----------
                                $ 2,418,695
                                ===========


Rental expense under the operating lease amounted to $198,898 and $40,050 for the years ended December 31, 1999 and 1998, respectively.

PURCHASE COMMITMENTS

The Company has entered into various agreements with Internet companies to purchase a minimum of approximately $3.2 million in banner advertisements in 2000. Purchase commitments under the agreements are being expensed as the advertisements are incurred.

LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings. The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

9.    ACQUISITIONS

ALL IN ONE SUBMIT, ACQUISITION

In December 1999, the Company purchased all of the assets of All In One Submit, a division of Chicago Computer Guide, Inc. Chicago Computer Guide may receive up to 100,000 shares of HeadHunter.NET common stock based on an earn-out provision and cash consideration of approximately $300,000. Excess purchase price over fair value of net assets acquired of approximately $300,000 as of December 31, 1999 has been recorded as goodwill and will be amortized on a straight-line basis over five years. This transaction has been accounted for as a purchase.

The following unaudited pro forma results of operations for the year ended December 31, 1999 assume the acquisition, accounted for as purchase, occurred as of January 1, 1999:


        Revenues                                            $  9,398,682
                                                            ============
        Net loss                                             (10,190,525)
                                                            ============
        Basic and diluted net loss per share                       (1.87)
                                                            ============

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

To HeadHunter.NET, Inc. and Subsidiaries:

     We have audited in accordance with generally accepted auditing standards, the financial statements of HEADHUNTER.NET, INC. AND SUBSIDIARIES (Successor Company) and HNET, INC. (Predecessor Company) as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998, the two months ended December 31, 1997, and the ten months ended October 31, 1997, and have issued our report thereon dated January 26, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Schedule II herein as it relates to HeadHunter.NET, Inc. (Successor Company) and HNET, Inc. (Predecessor Company) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
January 26, 2000

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES
                              (SUCCESSOR COMPANY)
                                 AND HNET, INC.
                             (PREDECESSOR COMPANY)

       SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR THE TEN MONTHS
                  ENDED OCTOBER 31, 1997, THE TWO MONTHS ENDED
              DECEMBER 31, 1997, THE YEAR ENDED DECEMBER 31, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1999

                                                      CHARGED TO
                                                    BEGINNING COSTS                ENDING
                   DESCRIPTION                       AND BALANCES     EXPENSE    WRITE-OFFS   BALANCE
                   -----------                      ---------------   --------   ----------   --------
October 1997 allowance for doubtful accounts......      $    --       $     --    $     --    $     --
December 1997 allowance for doubtful accounts.....      $    --       $     --    $     --    $     --
1998 allowance for doubtful accounts..............      $    --       $ 37,346    $     --    $ 37,346
1999 allowance for doubtful accounts..............      $37,346       $404,210    $232,081    $209,475

                                 EXHIBIT INDEX


                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                 2.1           -- Purchase Agreement dated December 17, 1999
                                  between HeadHunter.NET, Chicago Computer
                                  Guide, Inc. and George Scholomite
                                  (incorporated by reference from Exhibit 2.1 of
                                  the Registrant's Current Report on Form 8-K
                                  filed on January 3, 2000)
                 3.1           -- Articles of Incorporation, as amended
                                  (incorporated by reference from Exhibit 3.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 3.2           -- Bylaws (incorporated by reference from Exhibit
                                  3.2 of the Registrant's registration statement
                                  on Form S-1, Registration No. 333-80915)
                 4.1           -- Specimen common stock certificate
                                  (incorporated by reference from Exhibit 4.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 4.2           -- Article II of the Articles of Incorporation,
                                  as amended
                                  (filed as part of Exhibit 3.1)
                 10.1          -- HeadHunter.NET, Inc. 1998 Long-Term Incentive
                                  Plan, as amended (incorporated by reference
                                  from Exhibit 10.1 of the Registrant's
                                  registration statement on Form S-1,
                                  Registration No. 333-80915)
                 10.2          -- HeadHunters, L.L.C. Employee Common Unit
                                  Option Plan dated January 14, 1998
                                  (incorporated by reference from Exhibit 10.2
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.3          -- Form of Indemnity Agreement between
                                  directors/executive officers and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.4 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.4          -- Contribution Agreement dated July 15, 1998
                                  among ITC Holding Company, Inc., Warren L.
                                  Bare and HeadHunter.NET (incorporated by
                                  reference from Exhibit 10.5 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.5          -- WorkLife's Internet Content Partners
                                  Agreement between WorkLife Solutions, Inc. and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.6 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.6          -- Amended and Restated Stock Purchase Warrant
                                  between ITC Service Company and HeadHunter.NET
                                  (incorporated by reference from Exhibit 10.10
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.7          -- Form of Non-Employee Director Non-Qualified
                                  Stock Option Agreement (incorporated by
                                  reference from Exhibit 10.12 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.8          -- Lease Agreement between AJ Partners, L.P. and
                                  HeadHunter.NET, as amended by the Tenant
                                  Acceptance Agreement dated September 22, 1999
                 10.9          -- Severance letter between HeadHunter.NET and
                                  Warren Bare dated February 24, 1999
                                  (incorporated by reference from Exhibit 10.16
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.10         -- 2000 Qualified Employee Stock Purchase Plan
                                  (incorporated by reference from Exhibit 4.3
                                  of the Registrant's registration statement on
                                  Form S-8, Registration No. 333-94027)
                 10.11         -- NBCI Promotion Agreement dated December 9,
                                  1999 between HeadHunter.NET and NBCInternet,
                                  Inc.+
                 21.1          -- Subsidiaries of the Company (incorporated by
                                  reference from Exhibit 21.1 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 23.1          -- Consent of Arthur Andersen LLP
                 27.1          -- Financial Data Schedule (for SEC use only)
                 99.1          -- Risk Factors


----------

+ Confidential treatment has been requested for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.