Form 10-K/A
period 1999-12-31
HEADHUNTER NET INC
filed 2000-04-06
CIK 1065984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ---------------------------------


                                  FORM 10-K/A


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


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

The Registrant hereby amends the following Items of its Annual Report on Form 10-K filed on March 29, 2000 to read as follows:

                           FORWARD-LOOKING STATEMENTS


         In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding our anticipated costs and expenses, our capital needs and financing plans, product and service development, our growth strategies, market demand for our products and services, relationships with our strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." You should carefully review the risks described in Exhibit 99.1 of our Annual Report on Form 10-K and other reports and documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and current reports on Form 8-K . You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                    PART II

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


                                              PREDECESSOR TO OUR COMPANY           |                  OUR COMPANY
                                       ------------------------------------------  |  --------------------------------------------
                                           FROM                                    |
                                        INCEPTION                        TEN       |
                                       (OCTOBER 10,                     MONTHS     |   TWO MONTHS
                                        1995) TO      YEAR ENDED        ENDED      |     ENDED        YEAR ENDED      YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,   OCTOBER 31,   |  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           1995           1996           1997      |      1997            1998            1999
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
                                                                                   |
STATEMENT OF OPERATIONS DATA:                                                      |
Revenues ...........................   $     50,754   $    190,146   $    124,437  |  $     29,591    $  1,099,868    $  9,253,954
Costs and expenses:                                                                |
  Costs of revenues ................             --             --         29,390  |         2,906          86,963         147,275
  Marketing and selling ............             --          2,740         23,301  |        41,123       2,719,330       9,898,815
  General and administrative .......          5,073         52,105         95,967  |       126,268       1,714,756       3,786,728
  Stock compensation expense .......             --             --             --  |            --         205,574       5,528,114
  Depreciation and                                                                 |
    amortization ...................            516          6,842         10,099  |        41,912         276,706         528,256
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
Total costs and expenses ...........          5,589         61,687        158,757  |       212,209       5,003,329      19,889,188
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
Operating income (loss) ............         45,165        128,459        (34,320) |      (182,618)     (3,903,461)    (10,635,234)
                                       ------------   ------------   ------------  |  ------------    ------------    ------------
Net income (loss) ..................   $     45,165   $    128,623   $    (35,163) |  $   (176,392)   $ (4,345,868)   $(10,256,036)
                                       ============   ============   ============  |  ============    ============    ============
LOSS PER SHARE:
Basic and diluted ..................                                                  $      (0.08)   $      (1.98)   $      (5.90)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted ..................                                                     2,200,000       2,200,000       5,412,135


                                                    PREDECESSOR TO      |
                                                     OUR COMPANY        |                 OUR COMPANY
                                              ------------------------  |  ----------------------------------------
                                                    AT DECEMBER 31,     |                AT DECEMBER 31,
                                              ------------------------  |  ----------------------------------------
                                                  1995         1996     |      1997          1998          1999
                                              -----------  -----------  |  -----------   ------------  ------------
                                                                        |
BALANCE SHEET DATA:                                                     |
Cash and cash equivalents...............        $ 14,326     $ 25,973   | $   853,989   $    254,937  $ 16,938,708
Working capital (deficit)...............          31,214       33,706   |     788,976     (3,446,422)   21,236,203
Total assets............................          43,030       58,550   |   1,922,915      2,225,180    26,979,744
Total debt, including current maturities              --           --   |          --      3,500,000            --
Total shareholders' equity (deficit)....          42,865       55,500   |   1,830,517     (1,967,943)   24,743,924

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                              (SUCCESSOR COMPANY)

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                       CONSOLIDATED FINANCIAL STATEMENTS

             DECEMBER 31, 1999, 1998, AND 1997 AND OCTOBER 31, 1997





                               TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS


         Consolidated Balance Sheets--December 31, 1999 and 1998                  8

         Consolidated Statements of Operations for the Years Ended December 31,
         1999 and 1998, the Two Months Ended December 31, 1997, and the Ten
         Months Ended October 31, 1997                                            9

         Consolidated Statements of Shareholders' Equity (Deficit) for the
         Years Ended December 31, 1999 and 1998, the Two Months Ended December
         31, 1997, and the Ten Months Ended October 31, 1997                     10

         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1999 and 1998, the Two Months Ended December 31, 1997, and the Ten
         Months Ended October 31, 1997                                           11


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       13

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
                                              ============       ===========       ===========   |   ===========
                                                                                                 |
LOSS PER SHARE:                                                                                  |
    Basic and diluted                         $      (5.90)      $     (1.98)      $     (0.08)  |
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


                                            1999             1998
                                        ------------     -----------
     Net loss:
         As reported                    $(10,256,036)    $(4,345,868)
         Pro forma                       (11,895,815)     (4,374,078)
     Net loss per share:
         As reported:
            Basic and diluted           $     (5.90)     $     (1.98)
         Pro forma:
            Basic and diluted                 (6.20)           (1.50)



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

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.

         (a)  Financial Statements and Schedule


              (1) The financial statements are contained in Item 8 of this Annual Report on Form 10-K/A.

              (2) Financial statement schedules required to be included in this Annual Report on Form 10-K/A appear immediately after our financial statements contained in Item 8 of this Annual Report on Form 10-K/A.


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

         (b)  Reports on Form 8-K.

                   None.

         (c)  Exhibits.

              The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:



                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                 2.1           -- Purchase Agreement dated December 17, 1999
                                  between HeadHunter.NET, Chicago Computer
                                  Guide, Inc. and George Scholomite
                                  (incorporated by reference from Exhibit 2.1 of
                                  the Registrant's Current Report on Form 8-K
                                  filed on January 3, 2000)
                 3.1           -- Articles of Incorporation, as amended
                                  (incorporated by reference from Exhibit 3.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 3.2           -- Bylaws (incorporated by reference from Exhibit
                                  3.2 of the Registrant's registration statement
                                  on Form S-1, Registration No. 333-80915)
                 4.1           -- Specimen common stock certificate
                                  (incorporated by reference from Exhibit 4.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 4.2           -- Article II of the Articles of Incorporation,
                                  as amended
                                  (filed as part of Exhibit 3.1)
                 10.1          -- HeadHunter.NET, Inc. 1998 Long-Term Incentive
                                  Plan, as amended (incorporated by reference
                                  from Exhibit 10.1 of the Registrant's
                                  registration statement on Form S-1,
                                  Registration No. 333-80915)
                 10.2          -- HeadHunters, L.L.C. Employee Common Unit
                                  Option Plan dated January 14, 1998
                                  (incorporated by reference from Exhibit 10.2
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.3          -- Form of Indemnity Agreement between
                                  directors/executive officers and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.4 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.4          -- Contribution Agreement dated July 15, 1998
                                  among ITC Holding Company, Inc., Warren L.
                                  Bare and HeadHunter.NET (incorporated by
                                  reference from Exhibit 10.5 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.5          -- WorkLife's Internet Content Partners
                                  Agreement between WorkLife Solutions, Inc. and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.6 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.6          -- Amended and Restated Stock Purchase Warrant
                                  between ITC Service Company and HeadHunter.NET
                                  (incorporated by reference from Exhibit 10.10
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.7          -- Form of Non-Employee Director Non-Qualified
                                  Stock Option Agreement (incorporated by
                                  reference from Exhibit 10.12 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.8          -- Lease Agreement between AJ Partners, L.P. and
                                  HeadHunter.NET, as amended by the Tenant
                                  Acceptance Agreement dated September 22,
                                  1999**
                 10.9          -- Severance letter between HeadHunter.NET and
                                  Warren Bare dated February 24, 1999
                                  (incorporated by reference from Exhibit 10.16
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.10         -- 2000 Qualified Employee Stock Purchase Plan
                                  (incorporated by reference from Exhibit 4.3
                                  of the Registrant's registration statement on
                                  Form S-8, Registration No. 333-94027)
                 10.11         -- NBCI Promotion Agreement dated December 9,
                                  1999 between HeadHunter.NET and NBCInternet,
                                  Inc.+**
                 21.1          -- Subsidiaries of the Company (incorporated by
                                  reference from Exhibit 21.1 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 23.1          -- Consent of Arthur Andersen LLP
                 27.1          -- Restated Financial Data Schedule (for SEC
                                  use only)
                 99.1          -- Risk Factors**



----------

+ Confidential treatment has been requested for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.


** Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HeadHunter.NET, INC.



                              By: /s/ Robert M. Montgomery, Jr.
                                  ----------------------------------------
Date:  April 4, 2000              Robert M. Montgomery, Jr.
                                  President and Chief Executive Officer

                              By: /s/ Mark W. Partin
                                  ----------------------------------------
Date:  April 4, 2000              Mark W. Partin
                                  Chief Financial Officer and
                                  Assistant Secretary


                                POWER OF ATTORNEY





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



    SIGNATURE                                    TITLE                                  DATE
*/s/ William H. Scott, III             Chairman of the Board and Director          April 4, 2000
--------------------------------
William H. Scott, III

/s/ Robert M. Montgomery, Jr           President, Chief Executive Officer          April 4, 2000
--------------------------------       and Director
Robert M. Montgomery, Jr

*/s/ Warren L. Bare                    Vice Chairman of the Board                   April 4, 2000
--------------------------------       and Director
Warren L. Bare

/s/ Mark W. Partin                     Chief Financial Officer                      April 4, 2000
--------------------------------       and Assistant Secretary
Mark W. Partin

*/s/ Burton B. Goldstein, Jr.          Director                                     April 4, 2000
--------------------------------
Burton B. Goldstein, Jr.

*/s/ Donald W. Weber                   Director                                     April 4, 2000
--------------------------------
Donald W. Weber

*/s/ J. Douglas Cox                    Director                                     April 4, 2000
--------------------------------
J. Douglas Cox

*/s/ Michael G. Misikoff               Director                                     April 4, 2000
--------------------------------
 Michael G. Misikoff

*/s/ Kimberley E. Thompson             Director and Secretary                       April 4, 2000
--------------------------------
Kimberley E. Thompson

*By: /s/ Mark W. Partin
    ----------------------------
         Mark W. Partin
         Attorney-in-Fact

                                 EXHIBIT INDEX


                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                 2.1           -- Purchase Agreement dated December 17, 1999
                                  between HeadHunter.NET, Chicago Computer
                                  Guide, Inc. and George Scholomite
                                  (incorporated by reference from Exhibit 2.1 of
                                  the Registrant's Current Report on Form 8-K
                                  filed on January 3, 2000)
                 3.1           -- Articles of Incorporation, as amended
                                  (incorporated by reference from Exhibit 3.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 3.2           -- Bylaws (incorporated by reference from Exhibit
                                  3.2 of the Registrant's registration statement
                                  on Form S-1, Registration No. 333-80915)
                 4.1           -- Specimen common stock certificate
                                  (incorporated by reference from Exhibit 4.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 4.2           -- Article II of the Articles of Incorporation,
                                  as amended
                                  (filed as part of Exhibit 3.1)
                 10.1          -- HeadHunter.NET, Inc. 1998 Long-Term Incentive
                                  Plan, as amended (incorporated by reference
                                  from Exhibit 10.1 of the Registrant's
                                  registration statement on Form S-1,
                                  Registration No. 333-80915)
                 10.2          -- HeadHunters, L.L.C. Employee Common Unit
                                  Option Plan dated January 14, 1998
                                  (incorporated by reference from Exhibit 10.2
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.3          -- Form of Indemnity Agreement between
                                  directors/executive officers and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.4 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.4          -- Contribution Agreement dated July 15, 1998
                                  among ITC Holding Company, Inc., Warren L.
                                  Bare and HeadHunter.NET (incorporated by
                                  reference from Exhibit 10.5 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.5          -- WorkLife's Internet Content Partners
                                  Agreement between WorkLife Solutions, Inc. and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.6 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.6          -- Amended and Restated Stock Purchase Warrant
                                  between ITC Service Company and HeadHunter.NET
                                  (incorporated by reference from Exhibit 10.10
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.7          -- Form of Non-Employee Director Non-Qualified
                                  Stock Option Agreement (incorporated by
                                  reference from Exhibit 10.12 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.8          -- Lease Agreement between AJ Partners, L.P. and
                                  HeadHunter.NET, as amended by the Tenant
                                  Acceptance Agreement dated September 22,
                                  1999**
                 10.9          -- Severance letter between HeadHunter.NET and
                                  Warren Bare dated February 24, 1999
                                  (incorporated by reference from Exhibit 10.16
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.10         -- 2000 Qualified Employee Stock Purchase Plan
                                  (incorporated by reference from Exhibit 4.3
                                  of the Registrant's registration statement on
                                  Form S-8, Registration No. 333-94027)
                 10.11         -- NBCI Promotion Agreement dated December 9,
                                  1999 between HeadHunter.NET and NBCInternet,
                                  Inc.+**
                 21.1          -- Subsidiaries of the Company (incorporated by
                                  reference from Exhibit 21.1 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 23.1          -- Consent of Arthur Andersen LLP
                 27.1          -- Restated Financial Data Schedule (for SEC use
                                  only)
                 99.1          -- Risk Factors**

----------

+ Confidential treatment has been requested for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

** Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000.