Form 10-Q
period 2000-03-31
HEADHUNTER NET INC
filed 2000-05-15
CIK 1065984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 2000

                                       or

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

                333 Research Court, Suite 200, Norcross, GA 30092
                    (Address of principal executive offices)


                                  770/349-2400
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check X whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]        No  [ ]


The number of outstanding shares of the registrant's Common Stock on April 28, 2000 was 10,912,700.

================================================================================

PART I            FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS.

                      Condensed Consolidated Balance Sheets as of March 31, 2000 And December 31, 1999

                      Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2000 And 1999

                      Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2000 And 1999

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

         ITEM 1       Legal Proceedings

         ITEM 2       Changes in Securities and Use of Proceeds

         ITEM 3       Defaults upon Senior Securities

         ITEM 4       Submission of Matters to a Vote of Security Holders

         ITEM 5       Other Information

         ITEM 6       Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HEADHUNTER.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                    March 31,            December 31,
                                                                                      2000                   1999
                                                                                  ------------           ------------
                                                                                   (unaudited)            (unaudited)

ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                   $ 13,576,977           $ 16,938,708
      Short-term investments                                                         5,503,901              4,125,084
      Accounts receivable:
         Trade, net of allowances for doubtful accounts of $324,865 and
         $209,475 for March 31, 2000 and December 31, 1999, respectively             3,667,844              1,846,813
      Prepaid expenses and other                                                     1,069,670                561,418
                                                                                  ------------           ------------
           Total current assets                                                     23,818,392             23,472,023

PROPERTY AND EQUIPMENT, NET                                                          3,390,193              1,749,711

INTANGIBLE ASSETS, NET                                                               1,164,658              1,197,071

OTHER NONCURRENT ASSETS                                                                575,581                560,939
                                                                                  ------------           ------------
           Total assets                                                           $ 28,948,824           $ 26,979,744
                                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable                                                               1,724,984                614,058
      Accrued expenses                                                               3,510,641              1,409,923
      Customer deposits                                                                203,840                131,356
      Deferred revenue                                                               3,492,516                 80,483
                                                                                  ------------           ------------
           Total current liabilities                                                 8,931,981              2,235,820
                                                                                  ------------           ------------

 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:

    Class A Preferred Stock $.01 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 1999 and
      March 31, 2000                                                                        --                     --
    Class B Serial Preferred Stock $.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at
      December 31, 1999 and March 31, 2000                                                  --                     --
    Common stock, $.01 par value, 45,500,000 shares authorized and
      10,802,833 shares issued and outstanding at December 31, 1999,
      45,500,000 shares authorized and 10,912,700 issued and outstanding
      at March 31, 2000                                                                109,097                108,028
    Additional Paid-in Capital                                                      64,899,582             64,784,569
    Stock Warrants                                                                     341,834                341,834
    Accumulated Deficit                                                            (41,576,517)           (36,478,292)
    Deferred Compensation                                                           (3,757,153)            (4,012,215)
                                                                                  ------------           ------------
        Total shareholders' equity                                                  20,016,843             24,743,924
                                                                                  ------------           ------------
        Total liabilities and shareholders' equity                                $ 28,948,824           $ 26,979,744
                                                                                  ============           ============



        The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           For the three months ended
                                                                   March 31,
                                                      -----------------------------------
                                                          2000                   1999
                                                      ------------           ------------
                                                       (unaudited)            (unaudited)

REVENUES:
     Service Revenue                                  $  5,678,127           $    666,897
     Advertising Revenue                                   701,426                161,130
                                                      ------------           ------------
         Total Revenues                                  6,379,553                828,027
                                                      ------------           ------------
COST OF REVENUES                                            86,876                 25,433
                                                      ------------           ------------

Gross profit                                             6,292,677                802,594
OPERATING EXPENSES
     Marketing and Selling Expenses                      9,250,433              1,232,350
     General and Administrative Expenses                 1,865,842                492,269
     Stock Compensation Expense                            255,062              2,861,676
     Depreciation and Amortization                         297,137                 88,895
                                                      ------------           ------------
               Operating loss                           (5,375,797)            (3,872,596)

OTHER INCOME (EXPENSE):                                    277,572                 (9,423)
                                                      ------------           ------------
NET LOSS                                              $ (5,098,225)          $ (3,882,019)
                                                      ============           ============
NET LOSS PER SHARE:
  Basic and diluted net loss per share                $      (0.47)          $     (11.63)
                                                      ============           ============
  Weighted average common shares outstanding            10,851,196              2,200,000
                                                      ============           ============



        The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the Three Months Ended
                                                                              March 31,
                                                                -----------------------------------
                                                                    2000                   1999
                                                                ------------           ------------
                                                                 (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (5,098,225)          $ (3,882,019)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization and depreciation                                    297,137                 88,895
    Compensation Expense                                             255,062              2,861,676
  Changes in working
capital:
    Increase in current assets                                    (2,343,925)               (43,153)
    Increase (Decrease) in current liabilities                     6,696,161               (220,681)
                                                                ------------           ------------
         Net cash used in operating activities                      (193,790)            (1,195,282)
                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                               (1,378,817)                    --
 Purchase of property and equipment                               (1,855,206)              (100,482)
 Acquisition                                                         (50,000)                    --
                                                                ------------           ------------
         Net cash used in investing activities                    (3,284,023)              (100,482)
                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Class A preferred stock                                               --                406,750
  Proceeds from issuance of Common Stock to
    Officers and key employees                                       116,082                     --
  Proceeds from short-term borrowings                                     --                800,000

                                                                ------------           ------------
         Net cash provided by financing activities                   116,082              1,206,750
                                                                ------------           ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (3,361,731)               (89,014)
CASH AND CASH EQUIVALENTS, beginning of period                    16,938,708                254,937
                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                        $ 13,576,977           $    165,923
                                                                ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Conversion of short-term borrowings to convertible
    Class A preferred stock                                     $         --           $  3,500,000
                                                                ============           ============



        The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (unaudited)

1. The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of HeadHunter.NET, Inc. ("the Company") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the SEC. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

2. Basic loss per common share ("EPS") was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was excluded in the computation of diluted EPS for the three months ended March 31, 2000 and the year ended March 31, 1999, as it is anti-dilutive.

         In January 1999, a one-time non-cash charge to accumulated deficit of $21.7 million was recorded in conjunction with the conversion of the loan and security agreement from debt to equity. This conversion was accounted for as a distribution to the Class A preferred shareholders and therefore, an increase in net loss attributable to common shareholders. The following table represents a reconciliation of the net loss per the statement of operations to the net loss attributable to common shareholders:

                  Net Loss                                         $ (3,882,019)
                  Distribution to preferred shareholders            (21,699,996)
                                                                   ------------
                     Net loss available to common shareholders     $(25,582,015)
                                                                   ============
                  Weighted average shares outstanding                 2,200,000
                                                                   ============
                     Net loss per share                            $     (11.63)
                                                                   ------------

3. On August 24, 1999, the Company completed its initial public offering of 3,000,000 shares of common stock at an offering price of $10.00 per share. Net proceeds from the offering were approximately $27.0 million after deducting underwriters' discounts and commissions and expenses of the offering. The Company used a portion of the proceeds to pay off all of its long-term debt, a $250,000 payment in December 1999 for the acquisition of All In One Submit and for general corporate purposes including sales and marketing initiatives. On September 7, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares which were sold in the offering at $10.00 per share. All of these shares were sold by two selling shareholders and the Company did not receive any proceeds as a result of the sale.

Subsequent Event

4. On April 15, 2000, HeadHunter.NET, Inc. entered into an Agreement and Plan of Merger with Career Mosaic Inc., a unit of the marketing communications firm Omnicom Group Inc. HeadHunter.NET, Inc. will issue approximately 7.5 million shares for Career Mosaics' assets. The Merger is subject to certain closing conditions, including regulatory approvals, approval by the Company's shareholders and attainment of certain revenue goals for the quarter ended June 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our subscriber base, our ability to successfully integrate new subscribers and/or assets obtained through acquisitions, the highly competitive markets in which we operate and our ability to respond to technological developments affecting the Internet. The Company's S-1 registration statement as amended, filed with the Securities and Exchange Commission on August 16, 1999, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

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

We derive revenue primarily from fees paid by employers and recruiters to post a job opportunity on our web site using performance postings which allow premium positioning within a search result. We also earn revenue from fees paid by employers and recruiters for additional services and from the sale of banner advertisements. Initially, we charged one flat fee for a combination of our services, although we did not charge employers and recruiters to post job opportunities on our web site. As a result, revenue was earned principally from a combination of upgrade fees and the sale of banner advertisements on our web site, with sales of banner advertising comprising a more significant percentage of our revenues. We modified our pricing structure effective as of August 1, 1998 and began offering upgrade services on a per job basis and on April 3, 2000 we changed our pricing and packaging structure by replacing the upgrade service with performance postings that offer enhanced visibility based upon the product pricing. As a result of the growth of our sales force and the pricing changes related to job postings, revenue associated with job postings has continued to grow as a percentage of our revenues. We also continue to generate additional sources of revenue from banner advertising and the sale of complementary services to our job posting products.

From June 1, 1999 until April 3, 2000, we charged employers and recruiters a fee for a basic posting of job opportunities and employers and recruiters who wanted to improve the placement of their jobs in a search result could pay an additional fee. Beginning on April 3, 2000 we changed the pricing and packaging of our job posting service to a performance posting service where employers and recruiters purchase a single product at a price point that gives them the desired priority in the job search results. The new minimum cost is $50 for an economy listing while the standard listing is priced at $100. Increases in search result priority are available in $25 increments. We generally provide favorable pricing terms to employers and recruiters that post a significant number of job opportunities.

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

We believe that job posting fees and fees paid to access resumes will account for a substantial majority of our revenues for the foreseeable future.

We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At March 31, 2000 and December 31, 1999, we had approximately $3.5 million and $80,000 of deferred revenues, respectively.

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

We have recently made significant changes to our pricing policy. Accordingly, we have an extremely limited operating history on which you can base an evaluation of our company. Thus, period-to-period comparisons of our operating results are not particularly meaningful, and you should not rely on the results for any period as an indication of our future performance. We have experienced, and expect to continue to experience, seasonality in our user traffic, with lower traffic during the summer vacation and year-end holiday periods. Because our business model is new, we do not know if our results of operations are subject to any additional seasonal fluctuations. We believe that revenue from classified advertising and other traditional recruiting services is generally lower in the months of July, November and December because of vacation periods and holiday seasons. As the online recruiting market develops, we believe that we may experience similar seasonal patterns or discover other seasonal patterns.

We have a history of losses and at March 31, 2000 and December 31, 1999, we had an accumulated deficit of approximately $41.6 and $36.5 million, respectively, which includes a one-time non-cash charge of approximately $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to ITC Service Company, a Class A preferred shareholder, and therefore, an increase in net loss attributable to common shareholders. See Note 2 to our financial statements for further discussion. We expect to continue to incur losses and negative cash flow for the foreseeable future. In addition, to foster our planned growth, we expect to continue to significantly increase our operating expenses in the areas of marketing, sales and technology.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues represented by certain line items in the Company's consolidated statements of operations for the periods indicated



                                              For the three months ended
                                                      March 31,
                                              --------------------------
                                                 2000           1999
                                                 ----           ----
REVENUES:
    Service Revenue                                89 %           81 %
    Advertising Revenue                            11             19
                                                 ----           ----
               Total Revenues                     100            100
                                                 ----           ----
COST OF REVENUES                                    1              3
                                                 ----           ----
Gross profit                                       99             97
OPERATING EXPENSES
    Marketing and Selling Expenses                145            149
    General and Administrative Expenses            29             59
    Stock Compensation Expense                      4            346
    Depreciation and Amortization                   5             11
                                                 ----           ----
               Operating loss                     (84)          (468)

OTHER INCOME (EXPENSE):                             4             (1)
                                                 ----           ----
NET LOSS                                         (80) %         (469) %
                                                 ====           ====


Three Months Ended March 31, 2000, As Compared to the Three Months Ended March 31, 1999

         Revenues. Our revenues increased approximately $5.6 million, or 673%, from approximately $828,000 for the three months ended March 31, 1999 to $6.4 million for the three months ended March 31, 2000. Revenues from job posting and upgrade fees grew from $667,000 to approximately $5.7 million. This increase primarily resulted from the pricing change that was implemented on June 1, 1999, the growth of our direct sales force, and a more aggressive marketing campaign. During the same time frame, our advertising revenue grew from $161,000 to approximately $701,000. This growth resulted from an increase in traffic to our web site over last year, which enabled us to sell more banner advertisements on our web site.

         Costs of revenues. Our costs of revenues increased $62,000, or 248%, from $25,000 for the three months ended March 31, 1999 to $87,000 for the three months ended March 31, 2000. Costs of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our web site. However, as a percentage of revenue, our costs of revenues decreased from 3% for the three months ended March 31, 1999 to 1% for the comparable period in 2000. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

         Marketing and selling expenses. Marketing and selling expenses increased $8.1 million, or 675%, from $1.2 million for the three months ended March 31, 1999 to $9.3 million for the three months ended March 31, 2000. Marketing expenses increased $5.7 million, or 765%, from $740,000 for the three months ended March 31, 1999 to $6.4 million for the three months ended March 31, 2000. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site. Selling expenses increased $2.3 million, or 468%, from $493,000 for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. This increase is primarily due to the addition of direct sales personnel to our sales force from March 31, 1999 through March 31, 2000, and sales management and administrative personnel hired to support our sales effort.

         General and administrative expenses. General and administrative expenses increased $1.4 million, or 286%, from $492,000 for the three months ended March 31, 1999 to $1.9 million for the three months ended March 31, 2000. The increase in these expenses was primarily due to an increase of $614,000 for salaries, benefits and other employee-related costs due to the hiring of additional personnel, an increase of $197,000 in bad debt expenses related to the increase in revenues, an increase of $178,000 in accounting legal and professional fees associated with organizational changes and an increase of $104,000 related to increased facilities and equipment requirements to support additional personnel. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock compensation expense. Stock compensation expense was $255,000 for the three months ended March 31, 2000. During the three months ended March 31, 1999, we sold 181,167 shares of Class A preferred stock to a group of ten executive officers, key employees and directors at $1.50 per share. In accordance with Accounting Principles Board Opinion No. 25, we recognized $2.9 million in compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock.

         Depreciation and amortization. Depreciation and amortization increased $208,000, or 234%, from $89,000 for the three months ended March 31, 1999 to $297,000 for the three months ended March 31, 2000. The increase in depreciation was primarily the result of the purchase of additional capital equipment. The amortization expense remained relatively level and relates to goodwill of approximately $1.0 million created upon the formation of HeadHunters, L.L.C.




LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had approximately $13.6 million in cash and cash equivalents. Net cash used in operating activities was $194,000 and $1.2 million for the three months ended March 31, 2000 and the three months ended March 31, 1999, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods.

Net cash used in investing activities were for capital expenditures, the purchase of short-term investments and totaled approximately $3.3 million and $100,000 for the three months ended March 31, 2000 and the three months ended March 31, 1999, respectively. Investing activities included the purchase of $1.4 million for the three months ended March 31, 2000 and $0 for the period ending March 31, 1999, respectively, of high grade short term investments having maturities of less than one year. The majority of the capital purchases relate to telecommunications and computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

Net cash provided by financing activities was $116,000 and $1.2 million for the three months ended March 31, 2000 and for the three months ended March 31, 1999, respectively. The increase in 1999 relates to net proceeds received from the issuance of Class A preferred stock which was converted to common stock at the time of the August 19, 1999 initial public offering. We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, and develop our systems. We currently estimate that our working capital generated from operations and the net proceeds of the offering will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Prior to this period of time, we expect to seek to raise additional funds through borrowings or the issuance of equity or debt securities, although there is no assurance that this financing will be on terms favorable to us. If we are not successful in raising additional capital, we may have to decrease our marketing efforts and slow our planned expansion rate for our sales force and other infrastructure.

If we complete the merger with Career Mosaic, Omnicom Group Inc., the parent of Career Mosaic, intends to provide a $10 million line of credit to the merged entity. If received, the addition of these funds will enable the Company to further accelerate its sales and marketing efforts and other strategic initiatives. We estimate these additional funds coupled with accelerated programs to position us with sufficient capital resources to meet our anticipated operating and capital expenditure needs for at least the next 12 months. There can be no assurances that the merger will be completed as it is subject to a number of conditions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a)       Not Applicable
b)       Not Applicable
c)       Not Applicable
d) Our registration statement on Form S-1 (File No. 333-80915) was declared effective on August 19, 1999. We sold 3,000,000 shares of our common stock at an initial price of $10.00 per share. The offering was a firm commitment underwriting which was managed by First Union Capital Markets Corp., J.C. Bradford & Co., Wachovia Securities, Inc. and DLJDirect Inc. We received net proceeds of approximately $27.0 million after deducting underwriting discounts, commissions and offering expenses. On September 7, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares of common stock which were sold in the offering at $10.00 per share. All of these shares were sold by two selling shareholders and the Company did not receive any proceeds as a result of the sale.

         We used $2.2 million of the net proceeds of the offering to pay all outstanding indebtedness under our credit facility with ITC Service Company, a wholly owned subsidiary of ITC Holding Company, Inc. Additionally, we have used approximately $300,000 for the December 1999 acquisition of All In One Submit. Additional proceeds have been used for working capital and general corporate purposes. Other than the repayment of long-term debt to ITC, no proceeds were paid to our affiliates, other than payments to our officers in accordance with our compensation structure. The balance of the proceeds will be used for working capital and general corporate purposes, including possible acquisitions and sales and marketing initiatives.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote by our security holders during the first quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a). Exhibits

                  27.1 Financial Data Schedule

         b). Reports on Form 8-K

         On January 3, 2000, the Company filed a Current Report on Form 8-K. The Form 8-K reported that, on December 17, 1999, HeadHunter.NET, Inc. purchased substantially all the assets of All In One Submit, an unincorporated business owned by Chicago Computer Guide, Inc., an Illinois corporation owned in its entirety by George Scholomite.

         On March 3, 2000, the Company filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed on January 3, 2000 related to the acquisition of All In One Submit. This current report on Form 8-K/A was filed to provide the financial statements pursuant to Item 7 of Form 8-K.

         On April 19, 2000, the Company filed a Current Report on Form 8-K. The Form 8-K reported that, on April 15, 2000, HeadHunter.NET, Inc. entered into an Agreement and Plan of Merger with Career Mosaic Inc., a Delaware corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HEADHUNTER.NET, INC.



     Date: May 15, 2000        By:          /s/ Robert M. Montgomery
           --------------            -------------------------------------
                                              Robert M. Montgomery
                                     President and Chief Executive Officer
                                         (Principal Executive Officer)



     Date: May 15, 2000        By:             /s/ Mark W. Partin
           --------------            -------------------------------------
                                                 Mark W. Partin
                                            Chief Financial Officer
                                         (Principal Financial Officer)