Form 10-K/A
period 1999-12-31
HEADHUNTER NET INC
filed 2000-07-20
CIK 1065984

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


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

The Registrant hereby amends the following Items of its Annual Report on Form 10-K filed on March 29, 2000, as amended by its Annual Report on Form 10-K/A filed on April 6, 2000, to read as follows:

                                    PART II


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

                                 AND HNET, INC.

                             (PREDECESSOR COMPANY)


                       CONSOLIDATED FINANCIAL STATEMENTS

             DECEMBER 31, 1999, 1998, AND 1997 AND OCTOBER 31, 1997





                               TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets--December 31, 1999 and 1998                  5

         Consolidated Statements of Operations for the Years Ended December 31,
         1999 and 1998, the Two Months Ended December 31, 1997, and the Ten
         Months Ended October 31, 1997                                            6

         Consolidated Statements of Shareholders' Equity (Deficit) for the
         Years Ended December 31, 1999 and 1998, the Two Months Ended December
         31, 1997, and the Ten Months Ended October 31, 1997                      7

         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1999 and 1998, the Two Months Ended December 31, 1997, and the Ten
         Months Ended October 31, 1997                                            8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        9

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

                                    PART III

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

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                                   ANNUAL COMPENSATION          SECURITIES
                                              -----------------------------     UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR    SALARY($)    BONUS($)     OPTIONS(#)      COMPENSATION($)
---------------------------                   ----    --------     --------    ------------     --------------
Warren L. Bare(1).......................      1999    $ 77,933     $  2,070             --        $  675
  President and Chief Executive Officer

Robert M. Montgomery, Jr.(2)............      1999      72,917       25,000        400,000         3,399
  President and Chief Executive Officer

Mark W. Partin(3).......................      1999      61,195       42,841        100,000            --
  Chief Financial Officer and
  Assistant Secretary

Judith G. Hackett.......................      1999     125,000       53,421         10,000         1,125
  Senior Vice President -- Marketing

James R. Canfield.......................      1999      91,662       39,128         10,000           737
  Vice President of Sales

C. Eric Presley.........................      1999      87,500       20,459         10,000           803
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
                                                                      (#)

                                                                      EXERCISABLE/           EXERCISABLE/
                                                                      UNEXERCISABLE          UNEXERCISABLE
----                           -----------         -------------      -----------------     -------------------
Robert M. Montgomery, Jr.....  33,333              $383,330           0/                    0/
                                                                      376,667               $2,380,671
Mark W. Partin...............       0                   N/A           0/                    0/
                                                                      100,000               $1,056,250
Judith G. Hackett............       0                   N/A           0/                    0/
                                                                       60,000               $  565,650
James R. Canfield............       0                   N/A           0/                    0/
                                                                      110,000               $1,113,775
C. Eric Presley..............       0                   N/A           0/                    0/
                                                                       60,000               $  615,650

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to establishing the Compensation Committee in July 1998, our board of directors determined executive compensation. Except for Mr. Scott, none of our executive officers currently serves as a member of the Compensation Committee or as a director of any entity of which any of our directors serve as an executive officer. Mr. Scott is a director of ITC for which Ms. Thompson is an executive officer. Mr. Montgomery was a member of the Compensation Committee until April 1999.

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


                                                                     SHARES
NAME                                                           BENEFICIALLY OWNED            PERCENTAGE
----                                                           ------------------            ----------
ITC Holding Company, Inc.(1)............................           5,508,000                     48.6%
Warren L. Bare(2).......................................           1,800,000                     16.5
William H. Scott, III(3)(6).............................           5,511,300                     48.6
Robert M. Montgomery, Jr................................             338,333                      3.1
Mark W. Partin..........................................              20,000                        *
Judith G. Hackett.......................................              10,000                        *
James R. Canfield(4)....................................             100,000                        *
C. Eric Presley(5).....................................               27,000                        *
J. Douglas Cox..........................................               4,000                        *
Burton B. Goldstein, Jr.................................              17,267                        *
Donald W. Weber(6)......................................           5,529,000                     48.8
Michael G. Misikoff.....................................              21,000                        *
Kimberley E. Thompson(6)................................           5,512,000                     48.6
All directors and executive officers as a group (13
persons)................................................           7,773,900                     68.5

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

         (b)  Reports on Form 8-K.

                   None.

         (c)  Exhibits.

              The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                 2.1           -- Purchase Agreement dated December 17, 1999
                                  between HeadHunter.NET, Chicago Computer
                                  Guide, Inc. and George Scholomite
                                  (incorporated by reference from Exhibit 2.1 of
                                  the Registrant's Current Report on Form 8-K
                                  filed on January 3, 2000)
                 3.1           -- Articles of Incorporation, as amended
                                  (incorporated by reference from Exhibit 3.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 3.2           -- Bylaws (incorporated by reference from Exhibit
                                  3.2 of the Registrant's registration statement
                                  on Form S-1, Registration No. 333-80915)
                 4.1           -- Specimen common stock certificate
                                  (incorporated by reference from Exhibit 4.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 4.2           -- Article II of the Articles of Incorporation,
                                  as amended
                                  (filed as part of Exhibit 3.1)
                 10.1          -- HeadHunter.NET, Inc. 1998 Long-Term Incentive
                                  Plan, as amended (incorporated by reference
                                  from Exhibit 10.1 of the Registrant's
                                  registration statement on Form S-1,
                                  Registration No. 333-80915)
                 10.2          -- HeadHunters, L.L.C. Employee Common Unit
                                  Option Plan dated January 14, 1998
                                  (incorporated by reference from Exhibit 10.2
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.3          -- Form of Indemnity Agreement between
                                  directors/executive officers and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.4 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.4          -- Contribution Agreement dated July 15, 1998
                                  among ITC Holding Company, Inc., Warren L.
                                  Bare and HeadHunter.NET (incorporated by
                                  reference from Exhibit 10.5 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.5          -- WorkLife's Internet Content Partners
                                  Agreement between WorkLife Solutions, Inc. and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.6 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.6          -- Amended and Restated Stock Purchase Warrant
                                  between ITC Service Company and HeadHunter.NET
                                  (incorporated by reference from Exhibit 10.10
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.7          -- Form of Non-Employee Director Non-Qualified
                                  Stock Option Agreement (incorporated by
                                  reference from Exhibit 10.12 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.8          -- Lease Agreement between AJ Partners, L.P. and
                                  HeadHunter.NET, as amended by the Tenant
                                  Acceptance Agreement dated September 22,
                                  1999**
                 10.9          -- Severance letter between HeadHunter.NET and
                                  Warren Bare dated February 24, 1999
                                  (incorporated by reference from Exhibit 10.16
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.10         -- 2000 Qualified Employee Stock Purchase Plan
                                  (incorporated by reference from Exhibit 4.3
                                  of the Registrant's registration statement on
                                  Form S-8, Registration No. 333-94027)
                 10.11         -- NBCI Promotion Agreement dated December 9,
                                  1999 between HeadHunter.NET and NBCInternet,
                                  Inc.+**
                 21.1          -- Subsidiaries of the Company (incorporated by
                                  reference from Exhibit 21.1 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 23.1          -- Consent of Arthur Andersen LLP
                 27.1          -- Restated Financial Data Schedule (for SEC
                                  use only)***
                 99.1          -- Risk Factors**


----------

+ Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

** Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000.

*** Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on April 6, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HeadHunter.NET, INC.


                              By: /s/ Mark W. Partin
                                  ----------------------------------------
Date:  July 20, 2000              Mark W. Partin
                                  Chief Financial Officer and
                                  Assistant Secretary

                                 EXHIBIT INDEX


                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                 2.1           -- Purchase Agreement dated December 17, 1999
                                  between HeadHunter.NET, Chicago Computer
                                  Guide, Inc. and George Scholomite
                                  (incorporated by reference from Exhibit 2.1 of
                                  the Registrant's Current Report on Form 8-K
                                  filed on January 3, 2000)
                 3.1           -- Articles of Incorporation, as amended
                                  (incorporated by reference from Exhibit 3.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 3.2           -- Bylaws (incorporated by reference from Exhibit
                                  3.2 of the Registrant's registration statement
                                  on Form S-1, Registration No. 333-80915)
                 4.1           -- Specimen common stock certificate
                                  (incorporated by reference from Exhibit 4.1 of
                                  the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 4.2           -- Article II of the Articles of Incorporation,
                                  as amended
                                  (filed as part of Exhibit 3.1)
                 10.1          -- HeadHunter.NET, Inc. 1998 Long-Term Incentive
                                  Plan, as amended (incorporated by reference
                                  from Exhibit 10.1 of the Registrant's
                                  registration statement on Form S-1,
                                  Registration No. 333-80915)
                 10.2          -- HeadHunters, L.L.C. Employee Common Unit
                                  Option Plan dated January 14, 1998
                                  (incorporated by reference from Exhibit 10.2
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.3          -- Form of Indemnity Agreement between
                                  directors/executive officers and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.4 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.4          -- Contribution Agreement dated July 15, 1998
                                  among ITC Holding Company, Inc., Warren L.
                                  Bare and HeadHunter.NET (incorporated by
                                  reference from Exhibit 10.5 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.5          -- WorkLife's Internet Content Partners
                                  Agreement between WorkLife Solutions, Inc. and
                                  HeadHunter.NET (incorporated by reference from
                                  Exhibit 10.6 of the Registrant's registration
                                  statement on Form S-1, Registration No.
                                  333-80915)
                 10.6          -- Amended and Restated Stock Purchase Warrant
                                  between ITC Service Company and HeadHunter.NET
                                  (incorporated by reference from Exhibit 10.10
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.7          -- Form of Non-Employee Director Non-Qualified
                                  Stock Option Agreement (incorporated by
                                  reference from Exhibit 10.12 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 10.8          -- Lease Agreement between AJ Partners, L.P. and
                                  HeadHunter.NET, as amended by the Tenant
                                  Acceptance Agreement dated September 22,
                                  1999**
                 10.9          -- Severance letter between HeadHunter.NET and
                                  Warren Bare dated February 24, 1999
                                  (incorporated by reference from Exhibit 10.16
                                  of the Registrant's registration statement on
                                  Form S-1, Registration No. 333-80915)
                 10.10         -- 2000 Qualified Employee Stock Purchase Plan
                                  (incorporated by reference from Exhibit 4.3
                                  of the Registrant's registration statement on
                                  Form S-8, Registration No. 333-94027)
                 10.11         -- NBCI Promotion Agreement dated December 9,
                                  1999 between HeadHunter.NET and NBCInternet,
                                  Inc.+**
                 21.1          -- Subsidiaries of the Company (incorporated by
                                  reference from Exhibit 21.1 of the
                                  Registrant's registration statement on Form
                                  S-1, Registration No. 333-80915)
                 23.1          -- Consent of Arthur Andersen LLP
                 27.1          -- Restated Financial Data Schedule (for SEC use
                                  only)***
                 99.1          -- Risk Factors**

----------
+ Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.

** Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000.

*** Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on April 6, 2000.