Form 10-Q
period 2000-06-30
HEADHUNTER NET INC
filed 2000-08-11
CIK 1065984

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO __________________

                          COMMISSION FILE NO. 000-27003

                              HEADHUNTER.NET, INC.
             (Exact name of registrant as specified in its charter)

                  GEORGIA                                   58-2403177
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification Number)


                333 Research Court, Suite 200, Norcross, GA 30092
                    (Address of principal executive offices)

                                  770/349-2400
              (Registrant's telephone number, including area code)

         Indicate by check X whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock on August 8, 2000 was 18,592,933.

PART I            FINANCIAL INFORMATION

   ITEM 1.        FINANCIAL STATEMENTS.

                  Condensed Consolidated Balance Sheets as of June 30, 2000 And December 31, 1999

                  Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods ended June 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2000 and 1999

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

   ITEM 1         Legal Proceedings

   ITEM 2         Changes in Securities and Use of Proceeds

   ITEM 3         Defaults upon Senior Securities

   ITEM 4         Submission of Matters to a Vote of Security Holders

   ITEM 5         Other Information

   ITEM 6         Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              HEADHUNTER.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                        ------------       ------------
                                                                         (UNAUDITED)        (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ....................................      $  8,553,256       $ 16,938,708
    Short-term investments .......................................         4,581,533          4,125,084
    Accounts receivable:
       Trade, net of allowances for doubtful accounts of $559,586 and $209,475 for June 30, 2000 and December 31, 1999,
         respectively ............................................         4,683,424          1,846,813
    Prepaid expenses and other ...................................         1,256,402            561,418
                                                                        ------------       ------------
         Total current assets ....................................        19,074,615         23,472,023
PROPERTY AND EQUIPMENT, NET ......................................         4,189,136          1,749,711
INTANGIBLE ASSETS, NET ...........................................         1,813,912          1,197,071
OTHER NONCURRENT ASSETS ..........................................         2,286,834            560,939
                                                                        ------------       ------------
         Total assets ............................................      $ 27,364,497       $ 26,979,744
                                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable .............................................         3,488,490            614,058
    Accrued expenses .............................................         3,423,241          1,409,923
    Customer deposits ............................................           370,428            131,356
    Deferred revenue .............................................         3,619,714             80,483
    Short-Term Borrowings ........................................           287,500                  0
                                                                        ------------       ------------
       Total current liabilities .................................        11,189,373          2,235,820
                                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 45,500,000 shares authorized and
    10,802,833 shares issued and outstanding at December 31, 1999,
    45,500,000 shares authorized and 10,952,533 issued and
    outstanding at June 30, 2000 .................................           109,525            108,028
  Additional Paid-in Capital .....................................        64,973,620         64,784,569
  Stock Warrants .................................................           341,834            341,834
  Accumulated Deficit ............................................       (45,747,763)       (36,478,292)
  Deferred Compensation ..........................................        (3,502,092)        (4,012,215)
                                                                        ------------       ------------
       Total shareholders' equity ................................        16,175,124         24,743,924
                                                                        ------------       ------------
       Total liabilities and shareholders' equity ................      $ 27,364,497       $ 26,979,744
                                                                        ============       ============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the three months ended             For the six months ended
                                                              June 30,                             June 30,
                                                  -------------------------------------------------------------------
                                                       2000              1999               2000              1999
                                                  ------------       -----------       ------------       -----------
REVENUES:
     Service Revenue                              $  9,079,959       $ 1,336,697       $ 14,758,086       $ 2,030,774
     Advertising Revenue                               682,702           248,231          1,384,128           382,181
                                                  ------------       -----------       ------------       -----------
               Total Revenues                        9,762,661         1,584,928         16,142,214         2,412,955
                                                  ------------       -----------       ------------       -----------
COST OF REVENUES                                       103,368            34,821            190,244            60,255
                                                  ------------       -----------       ------------       -----------
               Gross profit                          9,659,293         1,550,107         15,951,970         2,352,700

OPERATING EXPENSES
     Marketing and Selling Expenses                 11,112,107         1,647,578         20,362,539         2,879,929
     General and Administrative Expenses             2,171,913           714,236          4,037,757         1,206,506
     Stock Compensation Expense                        255,062         1,688,912            510,123         4,550,588
     Depreciation and Amortization                     535,405           109,347            832,542           198,242
                                                  ------------       -----------       ------------       -----------
               Operating loss                       (4,415,194)       (2,609,966)        (9,790,991)       (6,482,565)

OTHER INCOME (EXPENSE):                                243,947           (31,492)           521,520           (40,915)
                                                  ------------       -----------       ------------       -----------
NET LOSS                                          $ (4,171,247)      $(2,641,458)      $ (9,269,471)      $(6,523,480)
                                                  ============       ===========       ============       ===========
NET LOSS PER SHARE:
  Basic and diluted net loss per share            $      (0.38)      $     (1.17)      $      (0.85)      $    (12.55)
                                                  ============       ===========       ============       ===========
  Weighted average common shares outstanding        10,937,964         2,252,889         10,894,580         2,248,729
                                                  ============       ===========       ============       ===========

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                           ------------------------------
                                                                               2000               1999
                                                                           ------------       -----------
                                                                            (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................      $ (9,269,471)      $(6,523,480)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and Amortization ...................................           832,542           198,242
    Compensation Expense ............................................           510,123         4,550,588
  Changes in working capital:
    Increase in current assets ......................................        (5,257,490)         (513,090)
    Increase in current liabilities .................................         8,666,055           312,076
                                                                           ------------       -----------
       Net cash used in operating activities ........................        (4,518,241)       (1,975,664)
                                                                           ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments ................................          (456,449)               --
  Purchase of property and equipment ................................        (3,038,808)         (393,149)
  Acquisitions ......................................................          (550,000)               --
                                                                           ------------       -----------
       Net cash used in investing activities ........................        (4,045,257)         (393,149)
                                                                           ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Class A preferred stock .........................................                --           406,750
  Proceeds from issuance of common stock to
    Officers and key employees ......................................           190,546           280,000
  (Repayments of) Proceeds of Debt ..................................           (12,500)        1,630,000
                                                                           ------------       -----------
       Net cash provided by financing activities ....................           178,046         2,316,750
                                                                           ------------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................        (8,385,452)          (52,063)
CASH AND CASH EQUIVALENTS, beginning of period ......................        16,938,708           254,937
                                                                           ------------       -----------
CASH AND CASH EQUIVALENTS, end of period ............................      $  8,553,256       $   202,874
                                                                           ============       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Short-term debt issued related to acquisition of internet domain name      $    300,000       $        --
                                                                           ============       ===========

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1. The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of HeadHunter.NET, Inc. ("the Company") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the SEC. The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

2. Basic loss per common share ("EPS") was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was excluded in the computation of diluted EPS for the three months and six months ended June 30, 2000 and June 30, 1999, respectively, as it is anti-dilutive.

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

    Net Loss .............................................................       $ (6,523,480)
    Distribution to preferred shareholders ...............................        (21,699,996)
                                                                                 ------------
    Net loss available to common shareholders ............................       $(28,223,476)
                                                                                 ============
    Weighted average shares outstanding ..................................          2,248,729
                                                                                 ============
    Net loss per share ...................................................       $     (12.55)
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

SUBSEQUENT EVENT

4. On July 19, 2000, HeadHunter.NET, Inc. closed its acquisition of Career Mosaic Inc., a unit of the marketing communications firm Bernard Hodes Group, Inc., a wholly owned subsidiary of Omnicom Group Inc. and issued
         7.5 million shares to the Career Mosaic stockholders.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our subscriber base, our ability to successfully integrate new subscribers and/or assets obtained through acquisitions, the highly competitive markets in which we operate and our ability to respond to technological developments affecting the Internet. The Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

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

We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At June 30, 2000 and December 31, 1999, we had approximately $3.6 million and $80,000 of deferred revenues, respectively.

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

We have a history of losses and at June 30, 2000 and December 31, 1999, we had an accumulated deficit of $45.7 and $36.5 million, respectively, which includes a one-time non-cash charge of $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to ITC Service Company, a Class A preferred shareholder, and therefore, an increase in net loss attributable to common shareholders. See Note 2 to our financial statements for further discussion. We expect to continue to incur losses and negative cash flow for the foreseeable future. In addition, to foster our planned growth, we expect to continue to significantly increase our operating expenses in the areas of marketing, sales and technology.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations for the periods indicated

                                              For the three months ended       For the six months ended
                                                        June 30,                        June 30,
                                              --------------------------       ------------------------
                                                2000               1999         2000              1999
                                              -------            -------       ------            ------
REVENUES:
    Service Revenue                              93%                84%           91%               84%
    Advertising Revenue                           7                 16             9                16
                                               ----               ----          ----              ----
               Total Revenues                   100                100           100               100
                                               ----               ----          ----              ----
COST OF REVENUES                                  1                  2             1                 2
                                               ----               ----          ----              ----
               Gross profit                      99                 98            99                98

OPERATING EXPENSES
    Marketing and Selling Expenses              114                104           126               119
    General and Administrative Expenses          22                 45            25                50
    Stock Compensation Expense                    3                106             3               189
    Depreciation and Amortization                 5                  7             5                 8
                                               ----               ----          ----              ----
               Operating loss                   (45)              (164)          (60)             (268)

OTHER INCOME (EXPENSE):                           2                 (2)            3                (2)
                                               ----               ----          ----              ----
NET LOSS                                        (43)%             (166)%         (57)%            (270)%
                                               ====               ====          ====              ====

Three Months Ended June 30, 2000, As Compared to the Three Months Ended June 30, 1999

         Revenues. Our revenues increased $8.2 million, or 513%, from $1.6 million for the three months ended June 30, 1999 to $9.8 million for the three months ended June 30, 2000. Revenues from job posting and upgrade fees grew from $1.3 million to $9.1 million. This increase primarily resulted from the pricing changes that were implemented on June 1, 1999 and April 3, 2000, the growth of our direct sales force, and a more aggressive marketing campaign. During the same time frame, our advertising revenue grew from $248,000 to $683,000. This growth resulted from an increase in traffic to our web site, which enabled us to sell more banner advertisements on our web site.

         Costs of revenues. Our costs of revenues increased $68,000, or 194%, from $35,000 for the three months ended June 30, 1999 to $103,000 for the three months ended June 30, 2000. Costs of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our web site. However, as a percentage of revenue, our costs of revenues decreased from 2% for the three months ended June 30, 1999 to 1% for the comparable period in 2000. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

         Marketing and selling expenses. Marketing and selling expenses increased $9.5 million, or 594%, from $1.6 million for the three months ended June 30, 1999 to $11.1 million for the three months ended June 30, 2000. Marketing expenses increased $5.6 million, or 613%, from $911,000 for the three months ended June 30, 1999 to $6.5 million for the three months ended June 30, 2000. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site and personnel to support increased marketing activities. Selling expenses increased $3.8 million, or 516%, from $736,000 for the three months ended June 30, 1999 to $4.6 million for the three months ended June 30, 2000. This increase is primarily due to the addition of direct sales personnel to our sales force from June 30, 1999 through June 30, 2000, and sales management and administrative personnel hired to support our sales effort.

         General and administrative expenses. General and administrative expenses increased $1.5 million, or 208%, from $714,000 for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000. The increase in these expenses was primarily due to an increase of $758,000 for salaries, benefits and other employee-related costs due to the hiring of additional personnel, an increase of $345,000 in bad debt expenses related to the increase in revenues, and an increase of $109,000 related to increased facilities and equipment requirements to support additional personnel. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock compensation expense. Stock compensation expense was $255,000 for the three months ended June 30, 2000 related to the amortization of compensation expense for option grants issued below fair value. During the three months ended March 31, 1999, we sold 271,167 shares of Class A preferred stock to executive officers, key employees and directors at $1.50 per share. During the three months ended June 30, 1999 we sold 140,000 shares of common stock to a group of executive officers, key employees and directors at $2.00 per share. In accordance with Accounting Principles Board Opinion No. 25, in the three months ended June 30, 1999 we recognized $1.2 million in compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. Further, we recognized $460,00 of compensation expense in the three months ended June 30, 1999 related to the amortization of compensation expense for option grants issued below fair value.

         Depreciation and amortization. Depreciation and amortization increased $426,000, or 391%, from $109,000 for the three months ended June 30, 1999 to $535,000 for the three months ended June 30, 2000. The increase in depreciation was primarily the result of the purchase of additional capital equipment. The amortization expense remained relatively level and relates to goodwill of approximately $1.0 million created upon the formation of HeadHunters, L.L.C.

Six Months Ended June 30, 2000, As Compared to the Six Months Ended June 30,
1999

         Revenues. Our revenues increased $13.8 million, or 575%, from $2.4 million for the six months ended June 30, 1999 to $16.2 million for the six months ended June 30, 2000. Service revenues grew from $2.0 million to $14.8 million. This increase primarily resulted from the pricing changes that were implemented, the growth of our direct sales force, and a more aggressive marketing campaign. During the same time frame, our advertising revenue grew from $382,000 to $1.4 million. This growth resulted from an increase in traffic to our web site over the same period last year, which enabled us to sell more advertising impressions.

         Costs of revenues. Our costs of revenues increased $130,000, or 217%, from $60,000 for the six months ended June 30, 1999 to $190,000 for the six months ended June 30, 2000. Cost of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our web site. However, as a percentage of our revenue, our costs of revenues decreased from 2% for the six months ended June 30, 1999 to 1% for the comparable period in 2000. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

         Marketing and selling expenses. Marketing and selling expenses increased $17.5 million, or 603%, from $2.9 million for the six months ended June 30, 1999 to $20.4 million for the six months ended June 30, 2000. Marketing expenses increased $11.4 million, or 713%, from $1.6 million for the six months ended June 30, 1999 to $13.0 million for the six months ended June 30, 2000. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site. Selling expenses increased $6.2 million, or 517%, from $1.2 million for the six months ended June 30, 1999 to $7.4 million for the six months ended June 30, 2000. This increase is primarily due to the addition of direct sales personnel to our sales force from June 30, 1999 through June 30, 2000, and sales management and administrative personnel hired to support our sales effort.

         General and administrative expenses. General and administrative expenses increased $2.8 million, or 233%, from $1.2 million for the six months ended June 30, 1999 to $4.0 million for the six months ended June 30, 2000. The increase in these expenses was primarily due to the hiring of additional personnel, product development, and other infrastructure costs. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock Compensation Expense. Stock compensation expense was $510,000 for the six months ended June 30, 2000 related to the amortization of compensation expense for option grants issued below fair value. During the six months ended June 30, 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of executive officers, key employees and directors at $1.50 per share and $2.00 per share respectively. In accordance with Accounting Principles Board Opinion No. 25, in the six months ended June 30, 1999 we recognized $3.8 million in compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. Further, we recognized $796,000 of compensation expense in the six months ended June 30, 1999 related to the amortization of compensation expense for option grants issued below fair value.

         Depreciation and amortization. Depreciation and amortization increased $635,000, or 321%, from $198,000 for the six months ended June 30, 1999 to $833,000 for the six months ended June 30, 2000. The increase in depreciation was primarily the result of the purchase of additional capital equipment. The amortization expense remained relatively level and relates to the acquisition of software rights of approximately $1.0 million from a predecessor company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had approximately $8.6 million in cash and cash equivalents and $4.6 million in investments in high-grade short-term investments having maturities less than ninety days. Net cash used in operating activities was $4.5 million and $2.0 million for the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods.

Net cash used in investing activities were for capital expenditures in the six months ended June 30, 1999 totaled $393,000. For the six months ended June 30, 2000, net cash invested in capital expenditures and the acquisition of the internet domain name, www.jobsearch.com, totaled $4.0 million. Investing activities included the purchase of high-grade short-term investments having maturities of less than one year of $456,000 for the six months ended June 30, 2000 and $0 for the period ending June 30, 1999, respectively. The majority of the capital purchases relate to telecommunications and computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

Net cash provided by financing activities was $178,000 and $2.3 million for the six months ended June 30, 2000 and for the six months ended June 30, 1999, respectively. In 1999 the amount relates to net proceeds received from the issuance of Class A preferred stock which was converted to common stock at the time of the August 19, 1999 initial public offering, the issuance of common stock to officers, employees and directors and $1,630,000 in debt funding provided by ITC Service Company. In 2000 the amount relates to purchases of common stock by officers and employees and financing of $288,000 provided by the seller of the domain name www.jobsearch.com and the issuance of common stock to officers, employees and directors. We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, and develop our systems. On July 19, 2000 we completed our merger with Career Mosaic, a unit of the marketing communications firm Omnicom Group Inc. In consideration of the merger, Omnicom on July 19, 2000 provided $5 million in cash and has established a $10 million revolving note to be used by us for general corporate purposes. We currently estimate that our working capital generated from operations and the net proceeds of the initial public offering and the loan and cash contribution made by Omnicom, Inc. pursuant to our merger with Career Mosaic will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Depending on market opportunities, circumstances may arise that would cause us to seek to raise additional funds through borrowings or the issuance of equity or debt securities. The method and rate of our pursuit of these market opportunities could be impacted by our ability to raise such funding.

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

Recent Accounting Pronouncements

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company is required to adopt this accounting guidance, as amended by

SAB No. 101B, no later than January 1, 2001. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company is currently reviewing the impact of applying the provisions of SAB No. 101, and believes the adoption of SAB No. 101 will not have a material impact on its future operating results.

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

ITEM 3.  Defaults Upon Senior Securities

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote by our security holders during the second quarter ended June 30, 2000.

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

                                    HEADHUNTER.NET, INC.

Date: August 11, 2000               By: /s/    ROBERT M. MONTGOMERY
      ---------------                  ------------------------------------
                                               Robert M. Montgomery
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 11, 2000               By: /s/      MARK W. PARTIN
      ---------------                  -------------------------------------
                                                 Mark W. Partin
                                            Chief Financial Officer
                                         (Principal Financial Officer)


15