Form 10-Q
period 2000-09-30
HEADHUNTER NET INC
filed 2000-11-13
CIK 1065984

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO
                                     ----------------    ------------------

                          COMMISSION FILE NO. 000-27003

                              HEADHUNTER.NET, INC.
             (Exact name of registrant as specified in its charter)

                  GEORGIA                                 58-2403177
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

                                 Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock on October 30, 2000 was 20,182,199.

PART I        FINANCIAL INFORMATION

   ITEM 1     Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2000 And December 31, 1999

              Condensed Consolidated Statements of Operations for the Three Month and Nine Month Periods ended
              September 30, 2000 and 1999

              Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2000 and 1999

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

   ITEM 1     Legal Proceedings

   ITEM 2     Changes in Securities and Use of Proceeds

   ITEM 3     Defaults upon Senior Securities

   ITEM 4     Submission of Matters to a Vote of Security Holders

   ITEM 5     Other Information

   ITEM 6     Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              HEADHUNTER.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                               2000               1999
                                                                                          --------------     --------------
                                                                                           (UNAUDITED)        (UNAUDITED)

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents .......................................................     $   16,782,641     $   16,938,708
    Short-term investments ..........................................................          1,665,191          4,125,084
    Accounts receivable:
       Trade, net of allowances for doubtful accounts of $1,226,932 and $209,475 for September 30, 2000 and December 31, 1999,
         respectively ...............................................................          8,376,753          1,846,813
    Prepaid expenses and other ......................................................          2,292,259            561,418
                                                                                          --------------     --------------
         Total current assets .......................................................         29,116,844         23,472,023
PROPERTY AND EQUIPMENT, NET .........................................................          5,730,017          1,749,711
INTANGIBLE ASSETS, NET ..............................................................         72,334,092          1,197,071
OTHER NONCURRENT ASSETS .............................................................            642,377            560,939
                                                                                          --------------     --------------
         Total assets ...............................................................     $  107,823,330     $   26,979,744
                                                                                          ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable ................................................................          2,931,383            614,058
    Accrued expenses ................................................................          5,645,565          1,409,923
    Customer deposits ...............................................................            552,005            131,356
    Deferred revenue ................................................................          3,737,232             80,483
    Short-Term Borrowings ...........................................................         10,317,473                  0
                                                                                          --------------     --------------
         Total current liabilities ..................................................         23,183,658          2,235,820
                                                                                          --------------     --------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 45,500,000 shares authorized and 10,802,833 shares issued and outstanding at December 31, 1999, 45,500,000 shares authorized and 20,160,475 issued and
    outstanding at September 30, 2000 ...............................................            201,605            108,028
  Additional Paid-in Capital ........................................................        139,439,198         64,784,569
  Stock Warrants ....................................................................            341,834            341,834
  Accumulated Deficit ...............................................................        (55,342,965)       (36,478,292)
  Deferred Compensation .............................................................                  0         (4,012,215)
                                                                                          --------------     --------------
         Total shareholders' equity .................................................         84,639,672         24,743,924
                                                                                          --------------     --------------
         Total liabilities and shareholders' equity .................................     $  107,823,330     $   26,979,744
                                                                                          ==============     ==============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the three months ended         For the nine months ended
                                                               September 30,                     September 30,
                                                       -----------------------------     -----------------------------
                                                           2000             1999             2000             1999
                                                       ------------     ------------     ------------     ------------

REVENUES:
     Service Revenue .............................     $ 14,449,511     $  2,555,918     $ 29,207,597     $  4,628,268
     Advertising Revenue .........................          565,625          336,735        1,949,753          677,340
                                                       ------------     ------------     ------------     ------------
               Total Revenues ....................       15,015,136        2,892,653       31,157,350        5,305,608
                                                       ------------     ------------     ------------     ------------
COST OF REVENUES .................................          265,740           33,272          455,984           93,527
                                                       ------------     ------------     ------------     ------------
               Gross profit ......................       14,749,396        2,859,382       30,701,366        5,212,082

OPERATING EXPENSES
     Marketing and Selling Expenses ..............       15,019,226        2,939,547       35,381,765        5,819,476
     General and Administrative Expenses .........        2,582,041        1,156,159        6,619,798        2,362,664
     Stock Compensation Expense ..................        3,502,092          488,763        4,012,215        5,039,351
     Depreciation and Amortization ...............        3,399,095          134,484        4,231,637          332,725
                                                       ------------     ------------     ------------     ------------
               Operating loss ....................       (9,753,058)      (1,859,571)     (19,544,047)      (8,342,134)

OTHER INCOME (EXPENSE): ..........................          157,855          107,112          679,375           66,196
                                                       ------------     ------------     ------------     ------------
NET LOSS .........................................     $ (9,595,203)    $ (1,752,459)    $(18,864,674)    $ (8,275,938)
                                                       ============     ============     ============     ============
NET LOSS PER SHARE:
  Basic and diluted net loss per share ...........     $      (0.54)    $      (0.28)    $      (1.43)    $      (8.33)
                                                       ============     ============     ============     ============
  Weighted average common shares outstanding .....       17,653,531        6,268,190       13,164,009        3,597,641
                                                       ============     ============     ============     ============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            2000             1999
                                                                                        ------------     ------------
                                                                                        (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................................     $(18,864,674)    $ (8,275,938)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and Amortization .................................................        4,231,637          332,725
    Compensation Expense ..........................................................        4,012,215        5,039,351
  Changes in working capital:
    Increase in current assets ....................................................       (7,122,440)        (966,758)
    Increase in current liabilities ...............................................        4,992,009        1,772,344
                                                                                        ------------     ------------
       Net cash used in operating activities ......................................      (12,751,252)       (2,098,276)
                                                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments ..............................................        2,459,893               --
  Purchase of property and equipment ..............................................       (4,794,111)      (1,045,853)
  Cash acquired in Career Mosaic transaction ......................................        5,000,000               --
  Acquisition of Domain Name ......................................................         (550,000)              --
                                                                                        ------------     ------------
       Net cash used in investing activities ......................................        2,115,782       (1,045,853)
                                                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Class A preferred stock .......................................................               --          406,750
  Proceeds from issuance of common stock to
    Officers and key employees ....................................................          431,634          280,000
  Proceeds from initial public offering of
    Common stock, net of related issuance costs ...................................               --       26,833,791
  Exercise of Warrant .............................................................           30,296               --
  Proceeds of Debt ................................................................       10,017,473               --
                                                                                        ------------     ------------
       Net cash provided by financing activities ..................................       10,479,403       27,520,541
                                                                                        ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........................................         (156,067)      24,376,412
CASH AND CASH EQUIVALENTS, beginning of period ....................................       16,938,708          254,937
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS, end of period ..........................................     $ 16,782,641     $ 24,631,349
                                                                                        ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Short-term debt issued related to acquisition of internet domain name .............     $    300,000     $         --
                                                                                        ============     ============
Non-cash acquisition of CareerMosaic by issuance of common stock ..................     $ 65,175,000     $         --
                                                                                        ============     ============
Non-cash acquisition of MiracleWorkers by issuance of common stock ................     $  8,625,000     $         --
                                                                                        ============     ============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

2. Basic loss per common share ("EPS") was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was excluded in the computation of diluted EPS for the three months and nine months ended September 30, 2000 and September 30, 1999, respectively, as it is anti-dilutive.

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

   Net Loss .........................................     $ (8,275,938)
   Distribution to preferred shareholders ...........      (21,699,996)
                                                          ------------
   Net loss available to common shareholders ........     $(29,975,934)
                                                          ============
   Weighted average shares outstanding ..............        3,597,641
                                                          ============
   Net loss per share ...............................     $      (8.33)
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

4.       Recent Transactions

         On July 19, 2000, HeadHunter.NET, Inc. closed its acquisition of Career Mosaic Inc., a unit of the marketing communications firm Bernard Hodes Group Inc., a wholly owned subsidiary of Omnicom Group Inc. and issued
         7.5 million shares to the Career Mosaic stockholders.

         On August 28, 2000, HeadHunter.NET, Inc. closed its acquisition of MiracleWorkers.com, Inc., by exchanging 1,444,400 shares of HeadHunter.NET common stock for all outstanding shares of MiracleWorkers stock.


         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1999. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the acquisitions had been effective on January 1, 1999:


                                                         Nine months
                                                     ended September 30,
                                                  2000                 1999
                                              ------------         -----------
Revenues                                       40,256,466           15,532,736
Operating loss                                (41,468,338)         (20,682,728)
Net loss                                      (40,788,963)         (20,639,844)

Basic and diluted net loss
  per share                                         (2.05)               (3.26)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our base of employers, recruiters and job seekers, our ability to successfully integrate new employers, recruiters and job seekers and/or assets obtained through acquisitions, the highly competitive markets in which we operate and our ability to respond to technological developments affecting the Internet. The Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

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

We derive revenue primarily from fees paid by employers and recruiters to post job opportunities on our web site using performance postings which allow premium positioning within a search result. We also earn revenue from fees paid by employers and recruiters for additional services and from the sale of banner advertisements. Initially, we charged one flat fee for a combination of our services, although we did not charge employers and recruiters to post job opportunities on our web site. As a result, revenue was earned principally from a combination of upgrade fees and the sale of banner advertisements on our web site, with sales of banner advertising comprising a more significant percentage of our revenues. We modified our pricing structure effective as of August 1, 1998 and began offering upgrade services on a per job basis and on April 3, 2000 we changed our pricing and packaging structure by replacing the upgrade service with performance postings that offer enhanced visibility based upon the product pricing. As a result of the growth of our sales force and the pricing changes related to job postings, revenue associated with job postings has continued to grow as a percentage of our revenues. We also continue to generate additional sources of revenue from banner advertising and the sale of complementary services to our job posting products.

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

We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At September 30, 2000 and December 31, 1999, we had approximately $3.7 million and $80,000 of deferred revenues, respectively.

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

We have a history of losses and at September 30, 2000 and December 31, 1999, we had an accumulated deficit of $55.3 and $36.5 million, respectively, which includes a one-time non-cash charge of $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to ITC Service Company, a Class A preferred shareholder, and therefore, an increase in net loss attributable to common shareholders. See Note 2 to our financial statements for further discussion. We expect to continue to incur losses and negative cash flow for the foreseeable future. In addition, to foster our planned growth, we expect to continue to significantly increase our operating expenses in the areas of marketing, sales and technology.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations for the periods indicated

                                                 For the three months ended   For the nine months ended
                                                       September 30,                September 30,
                                                 --------------------------   -------------------------
                                                       2000     1999                2000     1999
                                                       ----     ----                ----     ----

REVENUES:
    Service Revenue .........................            96%      88%                 94%      86%
    Advertising Revenue .....................             4       12                   6       14
                                                       ----     ----                ----     ----
               Total Revenues ...............           100      100                 100      100
                                                       ----     ----                ----     ----
COST OF REVENUES ............................             2        1                   1        2
                                                       ----     ----                ----     ----
               Gross profit .................            98       99                  99       98

OPERATING EXPENSES
    Marketing and Selling Expenses ..........           100      102                 114      112
    General and Administrative Expenses .....            17       40                  21       45
    Stock Compensation Expense ..............            23       17                  13       95
    Depreciation and Amortization ...........            23        5                  14        6
                                                       ----     ----                ----     ----
               Operating loss ...............           (65)     (64)                (63)    (157)

OTHER INCOME (EXPENSE): .....................             1        4                   2        1
                                                       ----     ----                ----     ----
NET LOSS ....................................           (64)%    (60)%               (61)%   (156)%
                                                       ====     ====                ====     ====

Three Months Ended September 30, 2000, As Compared to the Three Months Ended September 30, 1999

         Revenues. Our revenues increased $12.1 million, or 417%, from $2.9 million for the three months ended September 30, 1999 to $15.0 million for the three months ended September 30, 2000. Revenues from job posting and upgrade fees grew from $2.5 million to $14.4 million. This increase primarily resulted from the pricing changes that were implemented on April 3, 2000, the growth of our direct sales force, a more aggressive marketing campaign and our acquisition of Career Mosaic. During the same time frame, our advertising revenue grew from $337,000 to $566,000. This growth resulted from an increase in traffic to our web site, which enabled us to sell more banner advertisements on our web site.

         Costs of revenues. Our costs of revenues increased $233,000, or 706%, from $33,000 for the three months ended September 30, 1999 to $266,000 for the three months ended September 30, 2000. Costs of revenues increased primarily due to cost required to accommodate the growth in user traffic and content on our web site in addition to costs relating to moving to different co-location facilities and approximately $60,000 in expenses related to expenses assumed related to the Career Mosaic web site.

         Marketing and selling expenses. Marketing and selling expenses increased $12.1 million, or 417%, from $2.9 million for the three months ended September 30, 1999 to $15.0 million for the three months ended September 30, 2000. Marketing expenses increased $5.9 million, or 347%, from $1.7 million for the three months ended September 30, 1999 to $7.6 million for the three months ended September 30, 2000. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site and personnel to support increased marketing activities. Selling expenses increased $6.2 million, or 517%, from $1.2 million for the three months ended September 30, 1999 to $7.4 million for the three months ended September 30, 2000. This increase is primarily due to the addition of direct sales personnel to our sales force from September 30, 1999 through September 30, 2000, and sales management and administrative personnel hired to support our sales effort.

         General and administrative expenses. General and administrative expenses increased $1.4 million, or 117%, from $1.2 million for the three months ended September 30, 1999 to $2.6 million for the three months ended September 30, 2000. The increase in these expenses was primarily due to an increase of $1.0 million for salaries, benefits and other employee-related costs due to the hiring of additional personnel. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock compensation expense. Stock compensation expense was $3.5 million for the three months ended September 30, 2000. Such expense is related to the amortization of compensation expense for option grants issued below fair value. The one time stock compensation expense was a result of the accelerated vesting of outstanding options due to the Career Mosaic transaction. During the three months ended March 31, 1999, we sold 271,167 shares of Class A preferred stock to executive officers, key employees and directors at $1.50 per share. During the three months ended June 30, 1999 we sold 140,000 shares of common stock to a group of executive officers, key employees and directors at $2.00 per share. In accordance with Accounting Principles Board Opinion No. 25, in the three months ended September 30, 1999 we recognized $489,000 in compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock.

         Depreciation and amortization. Depreciation and amortization increased $3.3 million, or 2,363%, from $134,000 for the three months ended September 30, 1999 to $3.4 million for the three months ended September 30, 2000. Depreciation increased $432,000, or 514%, from $84,000 for the three months ended September 30, 1999 to $516,000 for the three months ended September 30, 2000. The increase in depreciation was primarily the result of the purchase of additional capital equipment.

Goodwill amortization expense increased from $51,000 for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000. The increase in amortization expense relates primarily to the acquisitions of Career Mosaic and MiracleWorkers.

Nine Months Ended September 30, 2000, As Compared to the Nine Months Ended September 30, 1999

         Revenues. Our revenues increased $25.9 million, or 489%, from $5.3 million for the nine months ended September 30, 1999 to $31.2 million for the nine months ended September 30, 2000. Service revenues grew from $4.6 million to $29.2 million. This increase primarily resulted from the pricing changes that were implemented, the growth of our direct sales force, a more aggressive marketing campaign and the acquisition of Career Mosaic. During the same time frame, our advertising revenue grew from $677,000 to $1.9 million. This growth resulted from an increase in traffic to our web site over the same period last year, which enabled us to sell more advertising impressions.

         Costs of revenues. Our costs of revenues increased $362,000, or 385%, from $94,000 for the nine months ended September 30, 1999 to $456,000 for the nine months ended September 30, 2000. Costs of revenues increased primarily due to cost required to accommodate the growth in user traffic and content on our web site in addition to costs relating to moving to different co-location facilities and approximately $60,000 in expenses related to expenses assumed related to the Career Mosaic web site.

         Marketing and selling expenses. Marketing and selling expenses increased $29.6 million, or 510%, from $5.8 million for the nine months ended September 30, 1999 to $35.4 million for the nine months ended September 30, 2000. Marketing expenses increased $17.2 million, or 506%, from $3.4 million for the nine months ended September 30, 1999 to $20.6 million for the nine months ended September 30, 2000. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our web site. Selling expenses increased $12.4 million, or 517%, from $2.4 million for the nine months ended September 30, 1999 to $14.8 million for the nine months ended September 30, 2000. This increase is primarily due to the addition of direct sales personnel to our sales force from September 30, 1999 through September 30, 2000, and sales management and administrative personnel hired to support our sales effort.

         General and administrative expenses. General and administrative expenses increased $4.2 million, or 175%, from $2.4 million for the nine months ended September 30, 1999 to $6.6 million for the nine months ended September 30, 2000. The increase in these expenses was primarily due to the hiring of additional personnel, product development, and other infrastructure costs. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

         Stock Compensation Expense. Stock compensation expense was $4.0 million for the nine months ended September 30, 2000 related to the amortization of compensation expense for option grants issued below fair value, the recognition of which was accelerated due to the accelerated vesting of outstanding options due to the CareerMosaic transaction. During the six months ended June 30, 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of executive officers, key employees and directors at $1.50 per share and $2.00 per share respectively. In accordance with Accounting Principles Board Opinion No. 25, in the nine months ended September 30, 1999 we recognized $4.2 million in compensation expense related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. Further, we recognized $796,000 of compensation expense in the nine months ended September 30, 1999 related to the amortization of compensation expense for option grants issued below fair value.

         Depreciation and amortization. Depreciation and amortization increased $3.9 million, or 1,161%, from $333,000 for the nine months ended September 30, 1999 to $4.2 million for the nine months ended September 30, 2000. Depreciation increased $919,000, or 508%, from $181,000 for the nine months ended September 30, 1999 to $1.1 million for the nine months ended September 30, 2000. The increase in depreciation was primarily the result of the purchase of additional capital equipment. Goodwill amortization expense increased from $152,000 for the nine months ended September 30, 1999 to $3.1 million for the nine months ended September 30, 2000. The increase in amortization expense relates primarily to the acquisitions of Career Mosaic and MiracleWorkers.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had approximately $16.8 million in cash and cash equivalents and $1.7 million in investments in high-grade short-term investments having maturities less than ninety days. Net cash used in operating activities was $12.8 million and $2.1 million for the nine months ended September 30, 2000 and the nine months ended September 30, 1999, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods and an increase in receivables arising from revenue growth.

Net cash used in investing activities were for capital expenditures in the nine months ended September 30, 1999 totaled $1.0 million. For the nine months ended September 30, 2000, net cash invested included the provision of cash from the Career Mosaic acquisition and the maturity of short term investments offset by the purchase of property plant and equipment and the acquisition of the domain name, www.jobsearch.com totaled $2.1 million. A reduction in investing activities resulted from the maturation of high-grade short-term investments of $2.5 million for the nine months ended September 30, 2000 and $0 for the period ending September 30, 1999, respectively. On July 19, 2000 we completed our merger with Career Mosaic, a unit of the marketing communications firm Omnicom Group Inc. As part of the merger, Omnicom made a capital contribution to Career Mosaic of $5 million in cash. The majority of the capital purchases relate to telecommunications and computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

Net cash provided by financing activities was $10.5 million and $2.3 million for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999, respectively. In 1999 the amount relates to net proceeds received from the issuance of Class A preferred stock which was converted to common stock at the time of the initial public offering, the issuance of common stock to officers, employees and directors and the initial public offering which generated net proceeds of approximately $27.0 million after deducting underwriting discounts, commissions and offering expenses. In 2000, proceeds from financing activities relate primarily to the $10.0 million line of credit provided by Omnicom, the former parent of CareerMosaic, the financing of $288,000 provided by the seller of the domain name www.jobsearch.com and purchases of common stock by officers, employees and directors. We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, and develop our systems. As part of the merger with Career Mosaic, Omnicom established a $10.0 million revolving credit facility to be used by us for general corporate purposes. We currently estimate that our working capital generated from operations and the remaining proceeds of our initial public offering, the revolving credit facility and Omnicom capital contribution will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Depending on market opportunities, circumstances may arise that would cause us to seek to raise additional funds prior to such time through borrowings or the issuance of equity or debt securities. The method and rate of our pursuit of these market opportunities could be impacted by our ability to raise such funding.

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

ITEM 2. Changes in Securities and Use of Proceeds

a)       Not Applicable
b)       Not Applicable
c) On August 28, 2000, we acquired MiracleWorkers.com, Inc. in a merger in which we issued 1,444,400 un-registered shares of our common stock in exchange for all of the outstanding shares of capital stock of MiracleWorkers.com, Inc. in a transaction exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated under such act.
d) Our registration statement on Form S-1 (File No. 333-80915) was declared effective on August 19, 1999. We sold 3,000,000 shares of our common stock at an initial price of $10.00 per share. The offering was a firm commitment underwriting which was managed by First Union Capital Markets Corp., J.C. Bradford & Co., Wachovia Securities, Inc. and DLJDirect Inc. We received net proceeds of approximately $27.0 million after deducting underwriting discounts, commissions and offering expenses. On September 7, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares of common stock which were sold in the offering at $10.00 per share. All of these shares were sold by two selling shareholders and the Company did not receive any proceeds as a result of the sale.

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

ITEM 3. Defaults Upon Senior Securities

         Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

         HeadHunter.NET held its 2000 annual meeting of Stockholders (the "Annual Meeting") on July 19, 2000 for the purposes of electing directors to serve until the 2003 Annual Meeting of Shareholders, to approve the issuance of 7.5 million shares of HeadHunter.NET common stock in the merger of Career Mosaic, Inc. into a wholly owned subsidiary of HeadHunter.NET, to approve the HeadHunter.NET, Inc. 2000 Qualified Employee Stock Purchase Plan, to amend its 1998 Stock Option Plan to increase the number of shares authorized for grant thereunder from one million to four million and to ratify the selection of Arthur Andersen LLP as HeadHunter.NET's independent auditors to serve for the fiscal year ending December 31, 2000.

         The following individuals were re-elected to the Company's Board of
         Directors:

         J. Douglas Cox
         Donald W. Weber
         Kimberley E. Thompson

Each nominee received 10,080,134 votes for such nominee's election and 6,194 shares withheld authority from voting. There were no votes against the election of any of the nominees.

In addition to the above directors, William H. Scott III, Robert M. Montgomery, Jr., Michael G. Misikoff and Burton B. Goldstein, Jr. continued as directors. Effective as of July 19, 2000 and pursuant to the merger of Career Mosaic into a wholly owned subsidiary of HeadHunter.NET, Donald W. Weber resigned from the board of directors and was replaced by Bernard S. Hodes.

The following summarizes the remaining four proposals submitted for a vote of the stockholders at that meeting:

         To approve the issuance of 7.5 million shares of HeadHunter.NET common stock in the merger of Career Mosaic Inc., into a wholly owned subsidiary of HeadHunter.NET.

                  Votes "For" - 8,602,091
                  Votes "Against" - 8,103
                  Votes "Abstained" - 3,306

         To approve the HeadHunter.NET, Inc. 2000 Qualified Employee Stock Purchase Plan.

                  Votes "For" - 8,597,839
                  Votes "Against" - 10,793
                  Votes "Abstained" - 4,868

         To approve the amendment to the HeadHunter.NET, Inc. 1998 Long-Term Incentive Plan.

                  Votes "For" - 7,946,299
                  Votes "Against" - 662,703
                  Votes "Abstained" - 4,498

         To ratify the selection of Arthur Andersen LLP as the Company's independent auditors to serve for fiscal year ending December 31, 2000.

                  Votes "For" - 10,083,978
                  Votes "Against" - 1,050
                  Votes "Abstained" - 1,300

ITEM 5. Other Information

         Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

         a) Exhibits

                 27.1 Financial Data Schedule

         b) Reports on Form 8-K

         We filed a current report on Form 8-K on August 3, 2000 regarding the closing of the acquisition of Career Mosaic, which report included Unaudited financial statements of CareerMosaic and Unaudited pro forma financial statements for HeadHunter.NET.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEADHUNTER.NET, INC.


Date: November 1, 2000          By: /s/        ROBERT M. MONTGOMERY, JR.
      ----------------              --------------------------------------------
                                               Robert M. Montgomery, Jr.
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Date: November 1, 2000          By: /s/             MARK W. PARTIN
      ----------------              --------------------------------------------
                                                    Mark W. Partin
                                                Chief Financial Officer
                                             (Principal Financial Officer)



16