Form 10-K405
period 2000-12-31
HEADHUNTER NET INC
filed 2001-02-28
CIK 1065984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-27003
                              HEADHUNTER.NET, INC.
             (Exact Name of Registrant As Specified in Its Charter)

                    GEORGIA                                         582403177
        (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                         Identification No.)

         333 RESEARCH COURT, SUITE 200
               NORCROSS, GEORGIA                                      30092
   (Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code:  800.891.8880
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

              Title of Each Class                     Name of Exchange on Which Registered
                     NONE                                             NONE

                             ---------------------
          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price for the Common Stock on February 26, 2001 as reported by the Nasdaq National Market System, was approximately $51,984,664. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 26, 2001, the Registrant had outstanding 20,279,021 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference to Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................     4
Item 2.   Properties..................................................    10
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    10
                               PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters.....................................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risks.......................................................    27
Item 8.   Financial Statements and Supplementary Data.................    27
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    27
                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........    28
Item 11.  Executive Compensation......................................    28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    28
Item 13.  Certain Relationships and Related Transactions..............    28
                               PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    28
          Signatures..................................................    31
          Financial Statements........................................    33

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding our anticipated costs and expenses, our capital needs and financing plans, liquidity, product and service development, our growth strategies, market demand for our products and services, relationships with our strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Factors That May Affect Future Results of Operations." You should carefully review the risks described in this Annual Report on Form 10-K and other reports and documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1.  BUSINESS.

     We are a leading provider of online recruiting services to employers, recruiters, recruitment advertising agencies, and job seekers via our website at www.headhunter.net. Our website enables employers, recruiters and advertising agencies to advertise job opportunities and review resumes online. The site enables job seekers to identify, research, evaluate, and apply to a broad range of job opportunities online.

     We commenced operations of our website in October 1996 through one of our predecessors, HNET, Inc., a Georgia corporation. In October 1997, HNET, Inc. contributed all of the assets related to the operation of our website to HeadHunters, L.L.C., a Delaware limited liability company, which operated our website until July 1998. In July 1998, HeadHunter.NET, Inc. was incorporated in Georgia and assumed operations of the website.

     On July 19, 2000 we acquired CareerMosaic, Inc., a competitor, and issued 7,500,000 shares to the CareerMosaic stockholders. CareerMosaic was a unit of the marketing communications firm Bernard Hodes Group Inc., a wholly owned subsidiary of Omnicom Group Inc. We consolidated the operations of CareerMosaic and were operating under one technical and operational platform at December 31, 2000.

     On August 28, 2000 we acquired MiracleWorkers.com, Inc., a web-based medical recruiting company, by exchanging 1,444,416 shares of common stock for all the outstanding shares of MiracleWorkers stock. The MiracleWorkers.com website operates in conjunction with ours and serves as our medical job "channel."

     Our website provides employers, recruiters and advertising agencies with the ability to:

     - access a large number of job seekers through job postings and resume database searches;

     - participate in further advertising opportunities through online career fairs, becoming a featured employer, or purchasing banner advertisements;

     - cross-post all of their jobs to more than 450 partnered job boards on other websites;

     - bulk post jobs from an external website to our website; and

     - track, measure and analyze the results of their online recruiting efforts through detailed statistics provided in billing statements and on our website.

     Our website provides job seekers with the ability to:

     - access current nationwide job postings representing a wide range of industries through anonymous searches of our jobs database or by posting their resume on our website;

     - access services offered by other employment service providers that specialize in providing resume and cover letter writing, career assessment, company research, career training, resume distribution, financial information, reference checking, legal advice, interview assistance, salary information, relocation services, and insurance services;

     - conduct highly focused job searches and to save those searches for use in future visits; and

     - set up "informant" searches that will automatically search our jobs database for a specified set of criterion and e-mail the job seeker with all new opportunities that satisfy such criterion.

     We generate revenue primarily from fees paid by employers, recruiters and agencies to post job opportunities. We also generate revenue from access fees paid by employers, recruiters and agencies for viewing our extensive resume database. To a lesser extent, we derive revenue from selling web page sponsorships and banner advertising, cross-posting jobs to partnered websites, and hosting online career fairs.

OUR SERVICES

     We offer three paid services to employers, recruiters and recruitment advertising agencies, who we collectively call job posters, which enable them to: (1) post and upgrade job opportunities; (2) access our resume database; and
(3) participate in other advertising and awareness services available through our website. We allow individuals who post resumes, who we collectively call job seekers, to post their resumes and to access our database of jobs free of charge.

     We offer the following services to job posters:

     - Post and Upgrade Job Opportunities. Job posters advertise job opportunities on our website for a minimum of 30 days. They can post job opportunities and instantly update, change (only selected criteria) or remove them online by purchasing a Performance Posting. Due to the breadth of job opportunities on our website, a single job search can return several pages of job opportunities. In order to enhance the visibility of their jobs, job posters have the flexibility to improve the placement of a job in a search result by purchasing upgraded Performance Postings. Jobs are sorted in a search result first by performance level and then by date updated. We currently offer four primary levels of posting: Priority, Standard, Basic, and Economy. Job posters who post job opportunities with us can access statistics online regarding the number of times the job showed up in a search, the number of times the job was clicked on for additional information, and the number of job seekers who chose to apply to the job. This information can be used to quickly evaluate the results of any posted job opportunity. Through our site, job posters can receive online applications directly through the website from registered job seekers or via e-mail to their listed e-mail address as a file attachment. We also offer two additional job posting services: cross-posting of job opportunities to more than 450 other job boards on partnered websites; and bulk posting jobs which automatically maps jobs from a customer's website to the Headhunter.net website.

     - Access Resume Database. Job posters can pay a subscription fee for access to our VIP Resume database for periods of three months, six months or one year. Job posters are able to search all of our resumes on a nearly unlimited basis during their subscription period. They are able to specify search criterion for a targeted search. Once a promising candidate is found, job posters can contact the candidate via e-mail or by using other contact information listed on the resume.

     - Other Advertising and Awareness Services. Banner advertisements are sold either to target specific groups of people (such as employers, job seekers, or particular keyword searches) or to appear across our website at random. Banners are billed based on a number of impressions, or number of times that the banner will appear on our website. In addition to banner advertising, we offer other advertising products to our customers which enhance their awareness among job seekers including online career fairs and Brand Builder. The online career fairs offer customers a custom web page, which includes a company profile and up to 25 job postings. The fairs are marketed on our home page to maximize traffic for the customer. Brand Builder provides customers with a company profile page including their logo, a separate listing of all of their job postings and a link to the company's web site.

     We also offer a monthly newsletter, Hireadigm, which keeps job posters aware of current recruiting issues, features of our site, better ways to utilize our resources, and recruiting advice from a number of sources.

     Job posters can purchase our services through one of the following two accounts:

     - EaseEPost. EaseEPost allows job posters access to any of our services online using a credit card. This completely automated account is designed for job posters with occasional, low volume recruiting needs. Job posters pay a monthly fee for Performance Postings on a per-job basis and are also able to purchase a VIP Resume subscription in increments of three, six or twelve months. Performance statistics are available to these customers online through their EaseEPost account and no contact with a sales representative is necessary. All transactions are invoiced immediately via e-mail and a credit card charge is initiated at the time of each purchase.

     - Corporate Account. Corporate Account clients work closely with members of our sales team to create a package of services tailored to meet their needs. These accounts are designed for job posters that have ongoing recruiting needs. Corporate Accounts are billed for all purchases at the end of the month on one invoice, as opposed to paying for the service at the time of purchase. The monthly billing statements contain statistical information that the job posters can use to track and measure the success of their online recruiting efforts. This statistical information is also available on our website within their Corporate Account. Corporate job posters pay a negotiated monthly fee for the package of services they choose and generally commit to an account duration of three to 12 months.

     We offer the following services to job seekers:

     Job seekers may post their resumes and conduct searches free of charge. If they choose, these individuals may register with our site and enter their resume information online without speaking with a company representative. Having a resume saved on our website enables the job seeker to use our convenient "Apply Online" feature through which a job seeker can send his or her resume to a job poster with the click of one button. The job seeker may also track the performance of his or her resume by viewing the performance statistics available on our site. These statistics are similar to the ones available to job posters in that job seekers can see the number of times their resumes showed up in a search and the number of times on which it was clicked.

     Job seekers also have the ability to remain anonymous and search jobs without registering with our site. We believe the ability to remain anonymous attracts a large number of job seekers who would otherwise feel uncomfortable entering their personal information on the web. These job seekers are still able to apply for jobs via their personal e-mail account by attaching a resume to an e-mail.

     We also offer an online monthly newsletter called CareerBytes, which provides online career advice and information for job seekers.

SALES

     As of December 31, 2000, we employed 152 full-time sales personnel and leased office space located in Atlanta, Hartford, Chicago, Cincinnati, Dallas, Austin, Ft. Lauderdale, Bellevue (WA), Columbia (MD), Los Angeles, New York, Philadelphia, San Francisco, McLean (VA), Needham (MA), Tampa (FL), and Palo Alto. Our sales teams are divided into three divisions: Corporate, Recruiter, and Agency sales.

     Our sales force engages in a blend of direct sales and telesales to reach prospective employers, recruiters and agencies. The majority of our sales in 2000 were through direct sales. Because we believe that local market presence gives us a better understanding of that market's particular recruiting needs, we plan to continue our emphasis on direct sales. Our sales staff sells through a consultative approach, which we believe enables us to build and maintain stronger relationships with the job posters that utilize our services. Additionally, as of December 31, 2000, we employed 27 customer and client service representatives who focus on maintaining the long-term viability of our corporate relationships.

  Sales Divisions

     Our Corporate Sales Division sells to corporations with ongoing recruitment needs. This division focuses on direct sales, utilizing face-to-face meetings with prospective clients to create a customized service package to fit the companies' needs. The Corporate Sales Division has sales teams located in each of our sales offices. Within this division, we have sales representatives that target specific market segments, from small local businesses to Fortune 500 companies.

     The Recruiter Sales Division sells to third party recruiters and utilizes a telemarketing approach to reach recruiters nationwide. This division has proven valuable in our efforts to sell to our clients with a specialized approach. The Recruiter Sales Division was created in the second quarter of 2000 and is located in Atlanta.

     Our Agency Sales Division sells directly to recruitment advertising agencies that represent major corporations across the country. From newspaper ads to online postings to television and radio advertisements, recruitment advertising agencies develop comprehensive recruiting campaigns geared to hire top talent for their clients. By entering into relationships with these agencies, we have access to opportunities with many of the Fortune 1000 companies that utilize agencies for their Internet recruitment strategies. The Agency Sales Division was established in July 2000 and has accounted for some of our largest accounts.

  Customer and Client Service

     We have two service teams focused on our major account segments; EaseEPost and Corporate.

     Our Client Service representatives are focused on our Corporate accounts which include employers, recruiters and agencies. They initiate outbound quality calls as well as receive inbound client questions. Client Services also works closely with our Sales Divisions to set up customer accounts. This specialized team was established in February 2000. The Customer Service team is focused on our EaseEPost job posters as well as job seekers. By creating two teams in February 2000, we enabled our two teams to become experts in their fields in order to better assist our customers. This team is also involved in various research projects related to quality in processes and site flow.

     We believe that our support services are a key component in attracting and retaining job posters and job seekers. We proactively solicit questions and feedback from job posters and job seekers who use our website, and our support staff responds by telephone and by e-mail to inquiries concerning technical, service, billing and other issues. Our service speed, accuracy and professionalism is maintained by our service level goals and employee quality coaching program.

ADVERTISING AND MARKETING

     Our advertising and marketing strategy is designed to establish Headhunter.net as the leading generalist recruiting website. We use multiple channels to advertise, market and promote our website, including online advertising, traditional advertising and direct marketing.

  Online Advertising

     We advertise online to increase market awareness of the Headhunter.net brand. In 2000 we advertised, or were featured as content provider, on websites of major Internet portals including: Lycos, Excite, NBCi, AltaVista, Cox Interactive Media's cities sites, Looksmart, Dogpile, and GoTo.com. These portals enable us to target potential job seekers and allow them to click-through to www.headhunter.net. We also purchase keyword targeted banners and buttons or links to our website. Generally, our agreements to purchase advertising are short-term and we receive a guaranteed number of banner advertisement impressions for a fixed fee.

  Traditional Advertising

     We believe that traditional advertising is also an effective means of increasing awareness of the Headhunter.net brand and attracting job posters and job seekers. Our traditional advertising efforts have included:

     - local and national television advertising;

     - local radio advertising;

     - national and select local daily newspapers such as USA Today and the New York Times, business weeklies, recruitment magazines, and vertical industry trade publications; and

     - outdoor billboards, buses, and airport advertising.

  Direct Marketing

     Our direct marketing efforts include direct mail, facsimile and e-mail campaigns aimed at human resources executives, recruiters and recruitment advertising agencies. We also publish two monthly newsletters via e-mail, CareerBytes for job seekers and Hireadigm for job posters. In addition, we actively market at trade shows, job seminars and career fairs to reach job posters and to inform them of the benefits of our website.

     In 2000 we conducted our Headhunter.net Surfari Tour. Two mobile career centers traveled to more than 30 cities nationwide including major festivals and landmarks across the country extending overall brand awareness and offering participants the opportunity to experience Headhunter.net first-hand.

OUR TECHNOLOGY AND WEBSITE MANAGEMENT

     We use an internally developed software system that is scalable and specifically designed to support a high volume of website traffic and searches, as well as immediate additions, modifications and deletions of job opportunities and resumes. We deliver content from our web servers to the Internet via leased high speed telecommunications lines from Pentium-based servers installed at multiple locations. We contract co-location services from third party providers. We maintain location redundancy such that in the event one location experiences service interruption, the delivery speed of our website will not be significantly impacted.

     We route requests for information from our website to the closest server with available capacity. This architecture balances the user load across diverse geographic locations and provides fault tolerance. We route requests for information away from any location that may be suffering from a network outage. This architecture allows our website to remain available 24-hours-a-day, seven-days-a-week. If any server needs routine maintenance, we can temporarily route requests for information to alternate servers.

     We distribute job opportunities and resumes submitted to our website to all of our servers simultaneously, using an internally developed proprietary technology. This technology is essential to maintaining consistency across a collection of geographically dispersed parallel servers while still providing job posters and job seekers with immediate access to new and changing job opportunities and resumes.

COMPETITION

     The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new websites and add content at relatively low costs within relatively short time periods. We expect competition to intensify and the number of competitors to increase in the future. We compete against other online recruiting services, such as Monster.com, HotJobs, and CareerBuilder, as well as corporate Internet sites, and not-for-profit websites operated by individuals, educational institutions and governments. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience than we do. Many of our competitors also have established relationships with job posters.

     To compete successfully, we must continue to attract and retain job posters and job seekers. The competitive factors attracting job posters and job seekers to our website include the quality of presentation and the relevance, timeliness, depth and breadth of recruiting information and services offered on, and the ease of use of, our website. The competitive factors also include, among others, the fees charged to list job opportunities, the cost of upgrades and other services and the cost and accessibility of similar services through the Internet or competing media. Our competitors' services may be sufficiently attractive to job posters and job seekers to dissuade them from using our website. If we are unable to attract a significant number of job posters and job seekers to our website, our business, financial condition and results of operations will suffer.

SEASONALITY

     Our sales and site traffic have consistently reflected the effects of seasonality during the summer months and toward the end of the year, resulting in lower revenue growth in those months. We build this assumption into our projections and planning models. We believe that revenue from classified advertising and other traditional recruiting services is generally lower in the months of July, November and December because of vacation periods and holiday seasons. As the online recruiting market develops, we believe that we will experience similar seasonal patterns or discover other seasonal patterns.

GOVERNMENT REGULATION

     There are an increasing number of laws and regulations pertaining to the Internet, including laws or regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, obscenity, libel, employment and personal privacy is uncertain and developing. For these reasons, we may become subject to increasing governmental regulation which may be burdensome and add additional costs to operating our business on the Internet or decrease demand for our services. See "Factors That May Affect Future Results Of Operations in Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- We may become subject to burdensome government regulation, which may add costs to operating our business on the Internet or decrease demand for our services."

     Privacy Concerns. The European Union has adopted a directive that imposes restrictions on the collection and use of personal data concerning EU residents, and on any transfer of such data outside of the EU. The directive imposes restrictions that are more stringent than current Internet privacy standards in the United States and many other countries. In response to the directive, which prohibits the transfer of data to countries that are not deemed to have laws that adequately protect data subjects' privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection and use of personal data that meet the EU's standard for adequacy. For instance, Canada, Argentina and Australia have recently enacted privacy acts that are similar in scope to the directive. The directive and the privacy acts of these other countries may have an adverse effect on the activities of businesses that engage in data collection from users in the applicable countries. In addition, the United States and numerous other governments and governmental agencies within several countries are considering adopting laws and regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations. In addition, these statutory and regulatory requirements may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide value-added opportunities to our advertisers and other third parties.

     Domain Names. Domain names are the user's Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. Although we have obtained a federal trademark registration for "Headhunter.net," third parties may bring claims for infringement against us for the use of this trademark. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring in the current system.

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

INTELLECTUAL PROPERTY

     Our success and ability to compete depends significantly on our internally developed proprietary technology and on our brand and marks. We rely upon trademark, patent and other intellectual property laws, and on confidentiality and non-disclosure agreements with our employees and third parties to establish and protect our proprietary rights. We have obtained federal trademark registrations for "HeadHunters", "Headhunter.net" and "HEADHUNTER.NET." We are currently in the application process to obtain federal trademark registrations for "This is the Way to Work" and "Where People with Good Jobs Go when

They're having a Bad Day." We cannot assure you that any of our trademark applications will be approved or granted or, if granted, that any registered trademark will not be successfully challenged by others or invalidated through administrative process or litigation. If our application for either trademark is not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we will be able to enter into arrangements on commercially reasonable terms to allow us to continue to use that trademark.

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

     In addition, patents recently issued to third parties regarding Internet business processes indicate additional Internet business process patents may be issued in the future. While we do not believe we infringe any existing business process patent, future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. There can be no assurance that such licenses would be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a material adverse effect on our business, financial condition, results of operations and prospects. See "Factors That May Affect Future Results Of Operations in Management's Discussion And Analysis Of Financial Condition And Results Of Operations - We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs."

     Other than our trademarks and trade names mentioned above, all trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

     As of December 31, 2000, we had 377 full-time employees, most of whom are based at our executive offices. Of these employees, 299 are in sales and marketing, 51 are in technology and operations and 27 are performing general and administrative functions. None of our employees are represented by a labor union and we consider our employee relations to be good.

ITEM 2.  PROPERTIES.

     In March 2000, we moved our executive offices to 333 Research Court, in Norcross, Georgia, a suburb of Atlanta. As of December 31, 2000, we leased office space in Austin, Bellevue (WA), Cincinnati, Chicago, Columbia (MD), Dallas, Ft. Lauderdale, Hartford, Los Angeles, New York, Needham (MA), Philadelphia, San Francisco, McLean (VA), Tampa (FL), and Palo Alto and additional office space in Atlanta to support our sales personnel located in those cities. Our current facilities were sufficient for our headcount at year-end. We plan to evaluate lease options for additional office space to expand our direct sales efforts in select major metropolitan markets.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently a party to any material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     (a) Our common stock is traded on the Nasdaq National Market under the symbol "HHNT." The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by the Nasdaq National Market for each of the quarters since our initial public offering:

FISCAL PERIOD                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
1999
  August 19, 1999 -- September 30, 1999.....................    $19.19      $10.13
  October 1, 1999 -- December 31, 1999......................     15.50       10.63
2000
  January 1, 2000 -- March 31, 2000.........................     26.13       10.75
  April 1, 2000 -- June 30, 2000............................     18.13        7.75
  July 1, 2000 -- September 30, 2000........................     10.13        4.47
  October 1, 2000 -- December 31, 2000......................     11.25        4.75

     The number of shareholders of record of our common stock as of February 26, 2001 was 153.

     We have never declared or paid any cash dividends and do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all of our earnings and other cash resources, if any, will be retained by us for investment in our business.

     During 2000, we did not sell any securities which were not registered under the Securities Act of 1933 except for:

        - The issuance on August 28, 2000 of 1,444,416 shares of common stock in exchange for all of the outstanding shares of capital stock of MiracleWorkers.com, Inc. in a transaction exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated under such act.

        - The issuance on September 19, 2000 of 75,000 shares of common stock to Chicago Computer Guide in connection with the December 17, 1999 acquisition of All In One Submit. This issuance was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

     (b) On August 19, 1999, the registration statement relating to our initial public offering of our common stock (File No. 333-80915) was declared effective. First Union Capital Markets Corp., J.C. Bradford & Co., Wachovia Securities, Inc. and DLJdirect, Inc. were the managing underwriters of the offering. On August 24, 1999, we closed the offering. The number of shares registered, the aggregate price of the shares registered, the number of shares sold and the aggregate offering price of the shares sold were as follows:

SHARES OF COMMON   AGGREGATE PRICE OF    NUMBER OF    AGGREGATE PRICE
   REGISTERED      SHARES REGISTERED    SHARES SOLD   OF SHARES SOLD
----------------   ------------------   -----------   ---------------
 3,000,000          $30,000,000         3,000,000      $30,000,000

     We incurred the following expenses with respect to the offering through December 31, 1999, none of which were direct or indirect payments to (i) our directors, officers or their associates, (ii) persons owning 10% or more of any class of equity security of the Company or (iii) our affiliates:

UNDERWRITING
DISCOUNTS AND                   UNDERWRITERS'                        TOTAL
 COMMISSIONS    FINDERS' FEES     EXPENSES      OTHER EXPENSES      EXPENSES
-------------   -------------   -------------   --------------   --------------
$2,100,000           $0             $0           $900,000         $3,000,000

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

     We used $2.2 million of the net proceeds of the offering to pay all outstanding indebtedness under our credit facility with ITC Service Company, a wholly owned subsidiary of ITC Holding Company, Inc. Additionally, we used approximately $300,000 for the December 1999 acquisition of All In One Submit. In May 2000 we purchased www.jobsearch.com, a website domain name, and paid $500,000 in cash and issued a $300,000 note. As of December 31, 2000, we had paid approximately $96,000 on the note. The balance of the proceeds have been used for working capital and general corporate purposes. Other than the repayment of long-term debt to ITC, no proceeds were paid to our affiliates, other than payments to our officers in accordance with our compensation structure. As of year-end there remained no net proceeds from our initial public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth our selected financial data as of the year ended December 31, 1996, the ten months ended October 31, 1997, the two months ended December 31, 1997 and the years ended December 31, 1998, 1999, and 2000, which have been derived from the audited financial statements of the predecessor and our audited financial statements and related notes included in another part of this Annual Report on Form 10-K. You should read the selected financial data together with our financial statements and related notes and the section of the Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of results to be expected in the future. See Note 2 of Notes to Financial Statements for an explanation of the determination of the shares used in computing basic and diluted net income (loss) per common share and unaudited pro forma net loss per share. The weighted average shares outstanding data gives effect to the conversion of our Class A Preferred Stock into our common stock at August 19, 1999, the date of our initial public offering. Loss per share for the twelve months ended December 31, 1999 includes a one-time non-cash charge to accumulated deficit of approximately $21.7 million for the difference between the fair value and the conversion price of the loan and security agreement related to conversion of this instrument from debt to equity in January 1999. This was accounted for as a distribution to ITC, a Class A preferred shareholder, and, therefore, an increase in net loss attributable to common shareholders. See Notes 2 and 3 to our financial statements for further discussion.

                                   PREDECESSOR TO OUR COMPANY                               OUR COMPANY
                              ------------------------------------   ---------------------------------------------------------
                                                     TEN MONTHS         TWO MONTHS
                                 YEAR ENDED            ENDED               ENDED            YEAR ENDED          YEAR ENDED
                              DECEMBER 31, 1996   OCTOBER 31, 1997   DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1999
                              -----------------   ----------------   -----------------   -----------------   -----------------
STATEMENT OF OPERATIONS
 DATA:
 Revenues...................      $190,146            $124,437           $  29,591          $ 1,099,868        $  9,253,954
 Costs and expenses:
   Costs of revenues........            --              29,390               2,906               86,963             147,275
   Marketing and selling....         2,740              23,301              41,123            2,719,330           9,898,815
   General and
     administrative.........        52,105              95,967             126,268            1,714,756           3,786,728
   Stock compensation
     expense................            --                  --                  --              205,574           5,528,114
   Depreciation and
     amortization...........         6,842              10,099              41,912              276,706             528,256
                                  --------            --------           ---------          -----------        ------------
Total costs and expenses....        61,687             158,757             212,209            5,003,329          19,889,188
                                  --------            --------           ---------          -----------        ------------
Operating income (loss).....       128,459             (34,320)           (182,618)          (3,903,461)        (10,635,234)
                                  --------            --------           ---------          -----------        ------------
Net income (loss)...........      $128,623            $(35,163)          $(176,392)         $(4,345,868)       $(10,256,036)
                                  ========            ========           =========          ===========        ============
LOSS PER SHARE:
 Basic and diluted..........                                             $   (0.08)         $     (1.98)       $      (5.90)
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Basic and diluted..........                                             2,200,000            2,200,000           5,412,135

                                 OUR COMPANY
                              -----------------

                                 YEAR ENDED
                              DECEMBER 31, 2000
                              -----------------
STATEMENT OF OPERATIONS
 DATA:
 Revenues...................    $ 49,173,089
 Costs and expenses:
   Costs of revenues........         691,316
   Marketing and selling....      50,982,861
   General and
     administrative.........       9,251,984
   Stock compensation
     expense................       4,012,215
   Depreciation and
     amortization...........       8,801,556
                                ------------
Total costs and expenses....      73,739,932
                                ------------
Operating income (loss).....     (24,566,843)
                                ------------
Net income (loss)...........    $(23,860,068)
                                ============
LOSS PER SHARE:
 Basic and diluted..........    $      (1.60)
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Basic and diluted..........      14,931,483

                                PREDECESSOR TO
                                OUR COMPANY AT
                                 DECEMBER 31,                 OUR COMPANY AT DECEMBER 31,
                                --------------   -----------------------------------------------------
                                     1996           1997         1998          1999           2000
                                --------------   ----------   -----------   -----------   ------------
BALANCE SHEET DATA:
  Cash and cash equivalents...     $25,973       $  853,989   $   254,937   $16,938,708   $ 13,228,336
  Working capital (deficit)...      33,706          788,976    (3,446,422)   21,236,203     14,385,509
  Total assets................      58,550        1,922,915     2,225,180    26,979,744    100,389,929
  Total debt, including
     current maturities.......          --               --     3,500,000            --     10,282,540
  Total shareholders' equity
     (deficit)................      55,500        1,830,517    (1,967,943)   24,743,924     79,751,868

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including those set forth below.

OVERVIEW

     We provide online recruiting services to job posters and job seekers via our website. HNET, Inc., our predecessor, was founded in October 1995 and was wholly owned by Warren L. Bare. From its inception until late 1996, HNET, Inc. derived all of its revenues from website development consulting services. As a result of the experience that it gained during this period, HNET, Inc. identified online recruiting as an emerging industry. It launched the www.headhunter.net website in October 1996, and began to focus on growing its online recruiting service business.

     In October 1997, HNET, Inc. entered into an investment agreement with ITC Holding Company, Inc. under which:

     - HeadHunters, L.L.C. was formed;

     - HNET, Inc. contributed all of its assets related to the operation of the website in exchange for a 45% interest in HeadHunters, L.L.C.; and

     - ITC contributed $1.1 million in cash in exchange for a 55% interest in HeadHunters, L.L.C.

     This transaction was accounted for as a purchase.

     In July 1998, HeadHunters, L.L.C., ITC and Warren L. Bare entered into a contribution agreement under which:

     - HeadHunter.NET, Inc. was incorporated;

     - Mr. Bare contributed all of the outstanding stock of HNET, Inc. to us in exchange for 2,200,000 shares of our common stock and 50,000 shares of our Class A preferred stock; and

     - ITC Holding Company contributed its 55% interest in HeadHunters, L.L.C. to us in exchange for 2,750,000 shares of our Class A preferred stock.

This transaction was accounted for in a manner similar to a pooling of interest. As a result of this transaction, HeadHunters, L.L.C. and HNET, Inc. became our wholly-owned subsidiaries.

     Our revenue is generated primarily from fees paid by job posters to post job opportunities and to improve the position of their job postings in search results. We also generate revenue from access fees for viewing our extensive resume database. To a lesser extent, we derive revenue from selling web page sponsorships, banner advertising, cross-posting jobs to partnered websites, and hosting online career fairs.

     Prior to August 1998, revenue was earned principally from a combination of job posting upgrade fees and the sale of banner advertisements on our website, with sales of banner advertising comprising a more significant percentage of our revenues. In August 1998, we modified our pricing structure and began offering upgrade services on a per job basis. On June 1, 1999, we began to charge all job posters a fee to post job opportunities on our website. As a result of this pricing change and the growth of our sales force, revenue from job posting and upgrade fees has become the principal component of our revenues.

     We currently have four primary levels of posting options which provide different levels of priority in a job search. The four primary levels are Economy, Basic, Standard, and Priority. As part of a corporate pricing package, we generally provide favorable pricing terms to job posters based on volume of job postings and length of service agreement.

     Prior to February 2000, we charged for access to our VIP Resume Reserve which contained the resumes which had been posted within the prior seven day period. In February 2000, we implemented a new pricing structure whereby job posters must pay a quarterly, semi-annual or annual subscription fee to access all of our resumes in the database. Job seekers are not required to post a resume to our website. If a job seeker chooses to post a resume, he or she has the option to allow that resume to be searched in the resume database or to remain private.

     We believe that job posting fees and fees paid to access resumes will account for a substantial majority of our revenues for the foreseeable future.

     We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At December 31, 2000, we had approximately $2.7 million of deferred revenues compared with $80,000 at December 31, 1999. The growth in deferred revenue over 1999 is a direct result of improved sales of multi-month products.

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

     - general and administrative expenses, consisting primarily of salaries and related costs for general corporate functions, including finance, accounting and human resources personnel, software development and technical personnel, office facilities and fees for professional services; and

     - depreciation and amortization, including depreciation of computer and other equipment and amortization of goodwill.

     During 2000, we made significant changes to our pricing policy. Accordingly, we have a limited operating history on which to base an evaluation of our company. Thus, period-to-period comparisons of our operating results are not particularly meaningful, and an investor should not rely on the results for any period as an indication of our future performance.

     We have a history of losses and at December 31, 2000 we had an accumulated deficit of approximately $60.3 million. The majority of our expenses are for advertising and for salaries and benefits, which made up 36% and 31% of our total expenses in 2000, respectively. Our ability to generate a profit in the future is directly correlated to our ability to manage these expenses in line with our revenue growth. We believe that the majority of these expenses are variable and can be managed if necessary as most of our advertising contracts can be reduced or canceled with 30 to 90 days notice. However, certain of our contracts with up to a year term cannot be terminated.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

     Revenues. Our revenues grew $39.9 million, or 429%, from $9.3 million for the twelve months ended December 1999 to $49.2 million for the twelve months ended December 31, 2000. Growth in job posting revenue, which totaled $35.0 million in 2000, resulted in $27.7 million of the total revenue increase. Job posting revenue growth is attributable to three factors: growth in corporate customers, higher revenue per customer, and price increases. Our VIP Resume search product generated $9.1 million for the twelve months ended December 31, 2000, compared with $279,000 for the twelve months ended December 31, 1999. The growth in VIP Resume revenue is the result of more corporate customers purchasing access to our VIP Resume database and price increases implemented in February 2000. Advertising revenue, consisting of banner and sponsorship sales, contributed $2.5 million for the twelve months ended December 31, 2000 compared with $1.3 million for the twelve months ended December 31, 1999. The increase in revenue was due to increased site traffic and the addition of new advertising products.

     Costs of revenues. Our costs of revenues increased $544,000, or 370%, from $147,000 for the twelve months ended December 31, 1999 to $691,000 for the twelve months ended December 31, 2000. The increase in costs of revenue were due to our increasing bandwidth and server capacity. Additionally, after the CareerMosaic merger, we kept the CareerMosaic website running until the end of the year, accounting for approximately $177,000 of additional expenses which are not expected to recur in 2001. Costs of revenue as a percentage of revenue decreased from 1.6% for the twelve months ended December 31, 1999 to 1.4% for the twelve months ended December 31, 2000. The decrease in costs as a percentage of revenue was due to our realizing economies of scale.

     Marketing and selling expenses. Expenses from marketing and selling increased by $41.1 million, or 415%, from $9.9 million for the twelve months ended December 31, 1999 to $51.0 million for the twelve months ended December 31, 2000. The growth is attributable to a number of factors, including increased marketing efforts and growth of sales organization. Part of the growth of our sales organization was due to the acquisitions of All In One Submit in December 1999 and MiracleWorkers in August 2000. We spent $22.0 million on advertising for the year ended December 31, 2000 compared with $4.3 million for the twelve months ended December 31, 1999. Our sales and marketing headcount at the end of 2000 was 299 compared with 82 at the end of 1999. The majority of new employees were salespeople. In 2000, we created the Recruiter Business Unit and the Agency Sales Division and hired additional staff in the Customer Service and Business Development departments. The creation of the new departments and hiring of additional staff resulted in $4.1 million in additional expenses in 2000. We expect to increase marketing expenses for 2001.

     General and administrative expenses. Our general and administrative expenses increased $5.5 million, or 145%, from $3.8 million for the twelve months ended December 31, 1999 to $9.3 million for the twelve months ended December 31, 2000. Additions to personnel in all departments was the primary cause for the growth.

     Stock compensation expense. Stock compensation expense was $4.0 million for the twelve months ended December 31, 2000. Due to the CareerMosaic acquisition, employee stock options immediately vested causing us to recognize a one time stock compensation expense of $3.3 million in 2000. In 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of ten executive officers, key employees and directors at $1.50 per share and $2.00 per share, respectively in 1999. In accordance with Accounting Principles Board Opinion No. 25, we recognized compensation expense in 2000 related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock.

     Depreciation and amortization. Depreciation and amortization grew $8.3 million, or 1566% from $528,000 for the twelve months ended December 31, 1999 to $8.8 million for the twelve months ended December 31, 2000. Depreciation increased $1.5 million as a result of $5.8 million in additional capital purchases during 2000. The majority of the purchases were for servers to support the website and furniture and computer equipment related to the opening of sales offices and the move from our previous headquarters to our current location on Research Court. Amortization grew from $203,000 for the twelve months ended December 31, 1999 to $7.1 million for the twelve months ended December 31, 2000 primarily due to the amortization of goodwill that resulted from our three acquisitions.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     Revenues. Our revenues increased $8.2 million, or 745%, from $1.1 million for the twelve months ended December 31, 1998 to $9.3 million for the twelve months ended December 31, 1999. Revenues from job posting and upgrade fees grew from $462,000 to approximately $8.0 million. This increase primarily resulted from the pricing change that was implemented on June 1, 1999, the growth of our direct sales force, and a more aggressive marketing campaign. During the same time frame, our advertising revenue grew from $661,000 to approximately $1.3 million. This growth resulted from an increase in traffic to our website over last year, which enabled us to sell more banner advertisements on our website.

     Costs of revenues. Our costs of revenues increased $60,000, or 69%, from $87,000 for the twelve months ended December 31, 1998 to $147,000 for the twelve months ended December 31, 1999. Costs of revenues increased primarily due to increased bandwidth access fees, co-location costs and Internet connection charges to accommodate the growth in user traffic and content on our website. However, as a percentage of revenue, our costs of revenues decreased from 8% for the twelve months ended December 31, 1998 to less than 2% for the comparable period in 1999. The decrease in costs as a percentage of revenues was primarily due to economies of scale.

     Marketing and selling expenses. Marketing and selling expenses increased $7.2 million, or 267%, from $2.7 million for the twelve months ended December 31, 1998 to $9.9 million for the twelve months ended December 31, 1999. Marketing expenses increased $3.9 million, or 195%, from $2.0 million for the twelve months ended December 31, 1998 to $5.9 million for the twelve months ended December 31, 1999. This increase is primarily the result of aggressive advertising and marketing campaigns designed to attract more employers, recruiters and job seekers to our website. Selling expenses increased $3.3 million, or 456%, from $720,000 for the twelve months ended December 31, 1998 to $4.0 million for the twelve months ended December 31, 1999. This increase is primarily due to the addition of direct sales personnel to our sales force from December 31, 1998 through December 31, 1999, and sales management and administrative personnel hired to support our sales effort.

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

                                                              THREE MONTHS ENDED
                             ------------------------------------------------------------------------------------
                              MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                1999          1999           1999            1999          2000          2000
                             -----------   -----------   -------------   ------------   -----------   -----------
Revenues...................  $   828,027   $ 1,584,928    $ 2,892,653    $ 3,948,345    $ 6,379,554   $ 9,762,661
Costs and expenses:
 Costs of revenues.........       25,433        34,821         33,272         53,749         86,876       103,368
 Marketing and selling.....    1,232,352     1,647,578      2,939,547      4,079,339      9,250,432    11,112,107
 General and
   administrative..........      492,270       714,236      1,156,159      1,424,063      1,865,842     2,171,913
 Stock compensation
   expense.................    2,861,676     1,688,912        488,763        488,763        255,062       255,062
 Depreciation and
   amortization............       88,895       109,347        134,483        195,531        297,137       535,405
                             -----------   -----------    -----------    -----------    -----------   -----------
       Total costs and
        expenses...........    4,700,626     4,194,894      4,752,224      6,241,445     11,755,349    14,177,855
                             -----------   -----------    -----------    -----------    -----------   -----------
Operating loss.............   (3,872,599)   (2,609,966)    (1,859,571)    (2,293,100)    (5,375,795)   (4,415,194)
Other income (expense).....       (9,423)      (31,492)       107,112        313,001        277,572       243,948
                             -----------   -----------    -----------    -----------    -----------   -----------
Net loss...................  $(3,882,022)  $(2,641,458)   $(1,752,459)   $(1,980,098)   $(5,098,223)  $(4,171,246)
                             ===========   ===========    ===========    ===========    ===========   ===========

                                  THREE MONTHS ENDED
                             ----------------------------
                             SEPTEMBER 30,   DECEMBER 31,
                                 2000            2000
                             -------------   ------------
Revenues...................   $15,015,136    $18,015,739
Costs and expenses:
 Costs of revenues.........       265,740        235,332
 Marketing and selling.....    15,019,226     15,601,097
 General and
   administrative..........     2,582,041      2,632,188
 Stock compensation
   expense.................     3,502,092             --
 Depreciation and
   amortization............     3,399,095      4,569,918
                              -----------    -----------
       Total costs and
        expenses...........    24,768,194     23,038,535
                              -----------    -----------
Operating loss.............    (9,753,058)    (5,022,796)
Other income (expense).....       157,855         27,400
                              -----------    -----------
Net loss...................   $(9,595,203)   $(4,995,396)
                              ===========    ===========

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had approximately $13.2 million in cash and cash equivalents. Net cash used in operating activities was $17.0 million for the twelve months ended December 31, 2000 and $4.5 million for the twelve months ended December 31, 1999. Net cash used in operating activities primarily consisted of the net loss for the periods and increases in accounts receivable resulting from revenue growth.

     Net cash provided by investing activities was $2.9 million for the twelve months ended December 31, 2000 compared with an outflow of $6.4 million for the twelve months ended December 31, 1999. Fiscal year 2000 cash provided by investing activities related to a one-time $5 million cash payment by Omnicom Finance to us in conjunction with the CareerMosaic merger. Additionally, $4.0 million was provided through the selling of short-term investments for working capital purposes. The inflows were partially offset by expenditures for capital assets in 2000 and the purchase of the website domain name jobsearch.com. Net cash used for investing in 1999 was for capital expenditures and the December 1999 acquisition of the assets of the All In One Submit business and totaled approximately $6.4 million for the twelve months ended December 31, 1999. Investing activities in 1999 included the purchase of $4.1 million of high-grade short-term investments having maturities of less than one year. The majority of the 1999 capital purchases related to telecommunications and computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

     Net cash provided by financing activities was $10.5 million for the twelve months ended December 31, 2000 and $27.6 million for the twelve months ended December 31, 1999. The primary source of funds in 2000 was the $10.0 million revolving line of credit provided to us by Omnicom Finance in conjunction with the CareerMosaic merger. We received additional funding in 2000 of $568,462 from the exercise of employee stock options. The 1999 source of funds were primarily from net proceeds received from the completion of our initial public offering in August 1999.

     On July 19, 2000, in connection with the CareerMosaic merger, we entered into a credit agreement with Omnicom Finance, Inc., under which Omnicom Finance provided us with a revolving line of credit of up to $10.0 million. On February 27, 2001, we amended and restated the credit agreement with Omnicom Finance. The amended and restated credit agreement will terminate and the outstanding principal and accrued but unpaid interest will become due and payable upon the earliest to occur of: (i) June 30, 2004, (ii) ten business days after the closing of an acceptable equity issuance, as defined in the credit agreement, or
(iii) the closing of a cash merger, as defined in the credit agreement. Interest will accrue on outstanding principal borrowed under the credit agreement at a rate equal to the rate charged by Omnicom Finance to the United States subsidiaries of the Omnicom Group Inc. for short term borrowings. The credit agreement is subordinated, and Omnicom Finance is entitled, subject to specified conditions, to convert any outstanding amounts into shares of our common stock. During the term of the credit agreement, we must comply with specified covenants. A copy of the amended and restated credit agreement is filed as an exhibit to this Annual Report on Form 10-K. At December 31, 2000, there was outstanding $10.0 million under the credit facility.

     We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, market our website, and further develop our systems. We currently estimate that our working capital generated from operations, the revolving credit facility and Omnicom Finance capital contribution will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Depending on market opportunities, circumstances may arise that would cause us to seek to raise additional funds prior to such time through borrowings or the issuance of equity or debt securities. The method and rate of our pursuit of these market opportunities could be impacted by our ability to raise such funding.

     Our ability to grow will depend in part on our ability to increase the capacity and effectiveness of our website, the effectiveness of our sales and marketing efforts, and our customer support capabilities. We may need to raise funds in excess of our current expectations in order to take advantage of new opportunities, to react to unforeseen difficulties or to otherwise respond to competitive pressures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company is required to adopt this accounting guidance, as amended by SAB No. 101B, no later than January 1, 2001. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Beginning the first quarter of 2000, we began deferring a portion of our job posting revenue in compliance with SAB 101. Our jobs are posted for a period of 30 days and the days that fall in a following month have been deferred for the year ended December 31, 2000. At December 31, 2000 we had a deferred revenue balance on our books, in direct relation to SAB 101, of $1,079,916.

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of the FASB Statement No. 133," in

June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, WHICH MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

     Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, including our increased marketing expenses, capital expenditures and business expansion for at least the next 12 months. After that time, or in the event that we do not meet our operating plan, we may need additional capital. Alternatively, we may need to raise additional funds prior to such time in order to fund more rapid expansion, to increase brand development and market awareness, to develop new or enhanced technology, to respond to competitive pressures or to establish strategic relationships. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock.

     We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. Recently, some Internet companies with a history of generating losses apparently have been unable to raise additional financing to fund such continued losses. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, increase brand development and market awareness, develop or enhance our service offerings, respond to competitive pressures or establish strategic relationships.

A RECESSION COULD ADVERSELY IMPACT OUR BUSINESS AND CAUSE OUR REVENUE TO BE LOWER THAN ANTICIPATED.

     Online recruiting is a relatively new industry and we do not know how sensitive we are to general economic conditions. A reduced level of economic activity and higher unemployment in the United States may significantly and adversely affect the demand for online recruiting services. A recession could cause employers and recruiters to reduce or postpone their recruiting efforts which could cause our revenue to be lower than anticipated and negatively affect our business.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD MATERIALLY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     As of February 26, 2001, we have 20,279,021 shares of our common stock outstanding. The 5,827,400 shares issued to Bernard Hodes Group in the CareerMosaic merger are registered for resale by Bernard Hodes Group under a Form S-4 Registration Statement. The 14,451,621 remaining outstanding shares are freely tradable or are tradable subject to volume and other limitations of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of common stock in the public market, or the perception that such sales might occur, whether as a result of this distribution or otherwise, could harm the market price of our common stock.

     Subject to specified conditions, our amended and restated credit facility entitles Omnicom Finance to convert any outstanding amounts into shares of our common stock after July 1, 2001 and entitles us to prepay interest owed under the credit facility by issuing shares of our common stock to Omnicom Finance. Because the number of shares of our stock that could be issued upon such conversion or interest prepayment will depend on the share price at such time, we are unable to determine the number of shares which may be issued if such conversion or interest prepayment occurs.

     In addition, ITC Holding Company and Bernard Hodes Group, the collective owners of approximately 53.8% of our common stock as of February 26, 2001, and, to the extent Omnicom Finance receives shares of our common stock under our Amended and Restated Credit Agreement, Omnicom Finance, have registration rights which allow them to participate in our future public offerings and to demand registration of their shares for resale after July 19, 2001. Warren L. Bare also has registration rights which allow him to participate in our future public offerings.

     Upon closing of the CareerMosaic merger, the vesting of options to purchase our common stock which were outstanding prior to April 15, 2000 fully accelerated and became immediately exercisable, except for options held by Robert M. Montgomery, Jr. All such shares which are not held by affiliates are freely tradable.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS AND PROSPECTS DIFFICULT.

     We launched our website in October 1996 and have substantially modified it since that time. As a result, we have a limited operating history upon which an investor can base an evaluation of our business and prospects. Investors must consider the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online recruiting. Some of the risks which we may face as an early stage company include our ability to:

     - implement our business model and strategy and adapt them as needed;

     - attract employers, recruiters and job seekers to our website; and

     - develop strategic relationships with other Internet sites.

     If we fail to successfully manage these risks, expenses and problems, and the other risks described below, current evaluations of our business and prospects may prove to be inaccurate.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     We have a history of losses and may never be profitable. We incurred net losses of $4.3 million for the year ended December 31, 1998, $10.3 million for the year ended December 31, 1999 and $23.9 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $60.3 million.

     Our ability to become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. Our ability to generate greater revenues depends on:

     - our ability to convince job posters to utilize our website for their online recruiting needs;

     - the growth of acceptance of the Internet as a recruiting tool;

     - the number of job seekers who visit our website;

     - our ability to attract and retain sales and technical personnel; and

     - the number of job opportunities and resumes posted on our website.

     Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease.

WE HAVE RECENTLY CHANGED OUR METHOD OF PRICING OUR SERVICES, WHICH MAY DECREASE THE NUMBER OF JOB OPPORTUNITIES AND USERS ON OUR WEBSITE AND MAY RESULT IN DECREASED REVENUE.

     In 2000, we increased the base price of posting a job opportunity on our website, began charging job posters to view all resumes on our database and made other pricing changes. We will likely make additional pricing changes in the future. As a result, the number of job opportunities posted on our website may decrease. In the event the number of job opportunities in our database materially decreases, job seekers may find that our website is not as useful as other online recruiting sites. A decrease in the number of job seekers on our website may cause job posters to further reduce the number of job opportunities they post or the additional services that they are willing to purchase. Job seekers may not post their resumes on www.headhunter.net which would reduce the number of employers and recruiters willing to pay to access resumes. These changes may reduce our revenue.

ONE OF OUR GROWTH STRATEGIES IS TO PURSUE ACQUISITIONS AND WE MAY FACE RISKS IN ACQUIRING AND INTEGRATING OTHER BUSINESSES AND TECHNOLOGIES.

     One element of our growth strategy is to acquire other businesses and technologies that we believe will complement our business. Acquiring other businesses and technologies involves numerous risks, including:

     - difficulties in integrating the operations, services, products and personnel of an acquired company;

     - diversion of management's attention from other business concerns;

     - inability to retain and motivate key personnel of the acquired business; and

     - inability to retain clients or goodwill of the acquired business.

     In 2000, we acquired CareerMosaic and MiracleWorkers. We may not fully realize the expected benefits of those acquisitions, and there may be additional unexpected risks that arise.

     In pursuing acquisitions, we may compete with competitors that may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could result in increased prices of acquisition targets.

     In the future, we may take accounting charges in connection with acquisitions. We cannot guarantee that the costs and expenses actually incurred will not exceed the estimates we use to take the accounting charges.

OUR FUTURE REVENUES ARE UNPREDICTABLE, AND OUR FINANCIAL RESULTS MAY FLUCTUATE, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Our revenue and results of operations are difficult to predict, and we expect them to fluctuate significantly from quarter to quarter. If our revenue or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our revenue and results of operations may fluctuate significantly in response to the following factors, many of which are beyond our control:

     - the cancellation of a significant number of customer accounts;

     - changes in the demand for service offerings;

     - changes in our pricing policies or those of our competitors;

     - the timing and effectiveness of marketing campaigns;

     - the hiring cycles of employers;

     - our ability to hire and retain qualified sales people;

     - seasonal trends in user traffic;

     - introduction of additional, or enhancement of existing, service offerings by us or our competitors;

     - the incurrence of costs related to acquisitions of businesses or technologies;

     - the costs of establishing, and the timing of, strategic relationships;
       and

     - general economic conditions, including the effects of a recession.

ONE OF OUR STRATEGIES IS TO INCREASE AWARENESS OF OUR BRAND, AND IF WE FAIL TO FURTHER DEVELOP OUR BRAND, WE MAY NOT BE ABLE TO SUSTAIN OR INCREASE THE NUMBER OF JOB POSTERS AND JOB SEEKERS USING OUR WEBSITE.

     We believe that maintaining and strengthening our brand is an important aspect of our business. Our brand name is critical in our efforts to sustain or increase the number of job posters and job seekers who use our website. We believe that the importance of brand recognition will increase due to the continued growth in the number of competitors entering the online recruiting market. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to effectively satisfy the needs of job posters and job seekers. To promote our brand, we intend to increase our marketing budget. If we fail to promote successfully and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, we may be unable to implement our business plan and our financial results may suffer.

THE ONLINE RECRUITING MARKET IS INTENSELY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST EXISTING AND FUTURE COMPETITORS, WHICH MAY MAKE IT MORE DIFFICULT TO GROW OUR BUSINESS.

     The online recruiting market is highly fragmented and intensely competitive. We compete on the Internet with other online recruiting sites, corporate Internet sites, Internet portal sites, Internet sites that provide their users with access to content, commonly known as Internet content providers, and nonprofit professional organizations. Many of our competitors have longer operating histories in the online recruiting market, exclusive arrangements with significant Internet companies, significantly greater financial, technical and marketing resources, more users and larger databases than we do. We also compete with traditional recruiting methods, such as classified advertising, radio, television and traditional recruiting firms for a share of the total recruiting budgets of employers and recruiters.

     Presently, the barriers to entry by competitors in the market for online recruiting are low. Current and new competitors can launch new Internet sites and add substantial content on their sites at a low cost within a short time period. Therefore, we expect competition to continue to intensify, and the number of competitors could increase significantly in the near future. If we are unable to compete successfully against existing and future competitors, our financial results will suffer and we may not benefit from the projected growth in the online recruiting market.

IF WE LOSE THE SERVICES OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, OR IF WE CANNOT RECRUIT AND RETAIN ADDITIONAL SKILLED PERSONNEL, OUR BUSINESS MAY SUFFER.

     We depend on the continued services and performance of Robert M. Montgomery, Jr., our President and Chief Executive Officer, for our future success. We do not have an employment agreement with Mr. Montgomery, and are not the beneficiary of any key person life insurance covering him or any other executive officer.

     Competition for personnel with experience in online recruiting and commerce is intense. If we are unsuccessful in attracting and training new employees, or retaining and motivating our current and future employees, our business could suffer significantly.

WE DO NOT HAVE LONG-TERM AGREEMENTS WITH OUR CUSTOMERS, WHICH MAY CAUSE OUR REVENUE TO FLUCTUATE.

     We derive a substantial majority of our revenues from job posters that pay to post job opportunities on our website, to purchase additional services and to access resumes posted on our website. Generally, these employers and recruiters post their job opportunities on a monthly basis. They have no obligation to purchase access to resumes or any other service offerings, or to post any job opportunities for more than one month at a time. As a result, an employer or recruiter that generates substantial revenue for us in a particular month may not do so in a later month. We must continually maintain existing accounts and establish and develop new accounts with employers and recruiters. If we fail to do so, our revenue could fluctuate, which may cause us to fail to meet expectations in the marketplace and our stock price may decline.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WHICH IS PLACING AND MAY CONTINUE TO PLACE A STRAIN ON OUR RESOURCES.

     We have rapidly expanded our operations and anticipate that further expansion will be required to execute our growth strategy. Our rapid growth has placed significant demands on our management, financial, technical and other resources. These demands are likely to continue and may increase. To manage our future growth, we must adapt to changing business conditions and improve existing systems or implement new systems for our financial and management controls, reporting systems and procedures. In addition, in order to achieve rapid growth, we may acquire technologies or products or enter into strategic alliances. For us to succeed, we must make our existing technology, business and systems work effectively with those of any strategic partners without undue expense, management distraction or other disruptions to our business. If we fail to manage any of the above growth challenges successfully, we may be unable to implement our business plan and our financial results may suffer.

BECAUSE WE DEPEND ON THIRD PARTIES TO FACILITATE ACCESS TO OUR WEBSITE, WE FACE RISKS OF CAPACITY CONSTRAINTS, WHICH COULD INCREASE OUR EXPENSES OR REDUCE OUR REVENUES UNEXPECTEDLY.

     We depend on Internet service providers and other website operators, which may experience Internet connectivity outages. Such outages may cause users to experience difficulties in accessing our website. Any system failures at these third parties may cause an interruption in service or a decrease in responsiveness of our website and may impair users' perceptions of our website. Any failure to handle current or increased volumes of traffic on our website may impede our ability to sustain or increase the number of employers, recruiters and job seekers who use our website. Additionally, we are dependent on one provider for all of our co-location services. If that provider, for any reason, were unable or unwilling to provide us with services, an interruption in service may occur which also may impair users' perceptions of our website.

     We derive a substantial majority of our revenues from job posters that pay to post their job opportunities and purchase other services. The amounts they are willing to pay for such services depend to a significant degree on the number of job seekers who visit our website. We depend on the performance, reliability and availability of our website to attract and retain these job seekers. Capacity constraints could prevent them from accessing our website for extended periods of time and decrease our traffic. Decreased traffic could result in fewer employers and recruiters posting job opportunities on our website or purchasing fewer other services. This would result in decreased revenues. In addition, if the number of employers, recruiters and job seekers on our website increases substantially, we may experience capacity constraints and need to expand or upgrade our technology at a time when we do not have adequate funds to do so, or when that technology is not readily available.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE LOSS OF OUR RIGHTS, LOSS OF BUSINESS OR INCREASED COSTS.

     Our success and ability to compete depend to a significant degree on our internally developed proprietary technology and on our brand, marks and domain names. We rely on trademark and other intellectual property laws, and on confidentiality and non-disclosure agreements with our employees and third parties, to establish and protect our proprietary rights. We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate or that we will be able to defend our marks or obtain patents for any of our internally developed systems. If we are unable to secure or protect our marks and systems, such failure could result in the loss of our rights to our marks and systems, or the loss of business.

     Third parties may claim that our business activities infringe upon their proprietary rights. From time to time in the ordinary course of business, we have been, and expect to continue to be, subject to claims of infringement of third parties' trademarks and other intellectual property rights. Although such claims have not had a material adverse effect on our business, such claims could subject us to significant liability and result in invalidation of our proprietary rights. These claims could be time-consuming and expensive to defend, even if we ultimately are not found liable and could divert our management's time and attention. In addition, patents recently issued to third parties regarding Internet business processes indicate additional Internet business process patents may be issued in the future. While we do not believe we infringe any existing business process patent, future patents may limit our liability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. There can be no assurance that such licenses would be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a material adverse effect on our business, financial condition, results of operations and prospects.

OUR BUSINESS MAY SUFFER IF USERS CONFUSE SIMILAR DOMAIN NAMES WITH
HEADHUNTER.NET.

     We cannot assure you that potential users of our website will not confuse our domain name with other similar domain names such as headhunters.com, headhunter.org or headhunters.org. If any confusion occurs, we may lose business to a competitor, or some of our users may have negative experiences with these other websites that they mistakenly associate with us.

OUR ARTICLES OF INCORPORATION, BYLAWS AND SHAREHOLDER PROTECTION RIGHTS AGREEMENT AND GEORGIA LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER OF US.

     Our articles of incorporation, bylaws and shareholder protection rights agreement contain provisions that could make it more difficult for another company to acquire us, even if that acquisition would benefit our shareholders. Further, we have adopted provisions of Georgia law that could delay, prevent or make more difficult a merger, tender offer or proxy contest involving us.

     In connection with the CareerMosaic merger, we entered into a shareholders' agreement with Bernard Hodes Group Inc. and ITC Holding Company, Inc. under which Bernard Hodes Group and ITC Holding Company will vote the shares of our common stock held by each of them to elect nominees selected by them to our board of directors. The shareholders' agreement also prohibits the parties from initiating or participating in a proxy solicitation contest, a tender offer, exchange offer, merger or other business combination transaction not supported by our board of directors for a period of five years.

WE DEPEND ON THE ACCEPTANCE OF THE INTERNET AS A RECRUITING MEDIUM.

     The Internet is a relatively new medium for recruiting, and employers, recruiters and job seekers have not reached any consensus that online recruiting is an effective means for satisfying their recruitment needs. A large number of employers and recruiters have only limited experience in using the Internet for recruitment. They are not yet spending a significant amount of their recruiting budgets on online recruiting or committing to doing so over a long period. As a result, our sales force spends a substantial amount of time and resources retaining existing accounts, and educating employers and recruiters about our services and the online recruiting market. We may be unable to persuade a large number of employers, recruiters and job seekers that our services will satisfy their needs more successfully than traditional recruiting methods. If we cannot meet the needs of employers, recruiters and job seekers or adapt our services to meet their demands, we may be unable to implement our business plan. Further, if the market for online recruiting does not grow as projected, we may not be able to grow our business.

OUR MARKET IS SUBJECT TO RAPID CHANGE AND WE MAY NOT SUCCESSFULLY ADAPT TO THIS CHANGE.

     Our market is characterized by rapidly changing technology, introductions and enhancements of competitive services, and changing user demands. Accordingly, our future success depends on our ability to adapt to such rapid changes in technology and improve the features, reliability and functionality of our service offerings in response to our competitors. We cannot assure you that we will succeed in addressing these issues.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION, WHICH MAY ADD COSTS TO OPERATING OUR BUSINESS ON THE INTERNET OR DECREASE DEMAND FOR OUR SERVICES.

     We are subject to various laws and regulations relating to our business, although there are few laws or regulations that apply directly to our Internet-based services. However, due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted covering user privacy, freedom of expression, pricing, content, quality of products and services, taxation, advertising, intellectual property rights and information security. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. The nature and effect of any proposed legislation or regulation, or the application or interpretation of existing laws, cannot be fully determined. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services or increase our operational costs.

     The adoption of any such legislation could also dampen the growth in use of the Internet generally, and decrease our acceptance as a communications, commercial and advertising medium. Any legislation which has an adverse impact on the growth of the Internet could cause us to incur additional operating expenses or decrease the demand for our services.

RECENTLY ENACTED PRIVACY ACTS AND THE DIRECTIVE ADOPTED BY THE EUROPEAN UNION MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Our business depends on our ability to collect and use personal data from the users of our website. The United States and numerous other governments and governmental agencies within several countries are considering adopting laws and regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws of regulations and we may consequently incur civil or criminal liability for failing to conform. In addition, these statutory and regulatory requirements may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide value-added opportunities to our advertisers and other third parties and may consequently have an adverse effect on our business.

     Additionally, the European Union has adopted a directive that imposes restrictions on the collection and use of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive, which prohibits the transfer of data to countries that are not deemed to have laws that adequately protect data subjects' privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection and use of personal data that meet the EU's standard for adequacy. The directive and the privacy acts of these other countries may have an adverse effect on our ability to collect personal data from users in the applicable countries and consequently may have an adverse effect on our business.

BECAUSE OUR BUSINESS INVOLVES THE TRANSMISSION OF INFORMATION, WE MAY INCUR LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

     We may be sued for defamation, obscenity, negligence, copyright or trademark infringement or other legal claims relating to information that is posted or made available on our website. Other claims may be brought based on the nature, publication or distribution of content or based on errors or false or misleading information provided on our website. We could also be sued for the content that is accessible from our website through links to other Internet sites. We currently maintain insurance in amounts up to $2.0 million for general aggregate claims and $1.0 million for personal injury claims. Our insurance may not adequately protect us against claims related to information on our website. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY IMPACT OUR ELECTRONIC COMMERCE BUSINESS.

     We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in online transactions. If we do not maintain sufficient security features on our website, our services may not gain market acceptance, or there may be additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements to access some data.

     Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as electronic commerce becomes more prevalent, our customers will become more concerned about security. If we do not adequately address these concerns, we may incur liability and we may not be able to sustain or increase the number of employers, recruiters and job seekers using our services.

COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS AND MAY INCREASE OUR EXPENSES OR LIABILITIES.

     Computer viruses may cause our systems to incur delays or other service interruptions, which may cause us to incur additional operating expenses to correct problems we may experience. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is publicly disclosed, our reputation could be materially damaged and our visitor traffic may decrease. In addition, our sales and marketing efforts could be impeded due to dissatisfaction among employers, recruiters and job seekers. Most general business interruption insurance policies do not cover interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. At December 31, 2000, we held $7.6 million in short term investments in high grade instruments having maturities less than one year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Certain information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

        (1) The financial statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page 33.

        (2) Financial statement schedules required to be included in this Annual Report on Form 10-K are submitted as a separate section beginning immediately after our financial statements.

        (3) The exhibits required by Item 601 of Regulations S-K are listed in the Exhibit Index in subpart (c) below.

     (b) Reports on Form 8-K

        None.

     (c) Exhibits

     The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1       --  Purchase Agreement dated December 17, 1999 between
               HeadHunter.NET, Chicago Computer Guide, Inc. and George
               Scholomite (incorporated by reference from Exhibit 2.1 of
               the Registrant's Current Report on Form 8-K filed on January
               3, 2000)
 2.2       --  Agreement and Plan of Merger dated April 15, 2000 among the
               HeadHunter.NET, Resume Acquisition Corporation, ITC Holding
               Company, Inc., Omnicom Group Inc., Bernard Hodes Group Inc.
               and Career Mosaic Inc., as amended by Amendment No. 1 to
               Agreement and Plan of Merger dated June 19, 2000
               (incorporated by reference from Exhibit 2.2 of the
               Corporation's registration statement on Form S-4 (File No.
               333-37430))
 2.3       --  Support Agreement dated April 15, 2000 among Bernard Hodes
               Group Inc., HeadHunter.NET, Inc., ITC Holding Company, Inc.,
               and Robert M. Montgomery, Jr. (incorporated by reference
               from Exhibit 99.2 to HeadHunter.NET's Current Report on Form
               8-K filed on April 19, 2000)
 3.1       --  Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of the Registrant's registration statement on Form S-1, Registration No. 333-80915)
 3.2       --  Amended and Restated Bylaws (incorporated by reference from
               Exhibit 3.2 to our registration statement on Form S-4 (File
               No. 333-37430))
 4.1       --  Specimen common stock certificate (incorporated by reference from Exhibit 4.1 of the Registrant's registration statement on Form S-1, Registration No. 333-80915)
 4.2       --  Article II of the Articles of Incorporation, as amended
               (filed as part of Exhibit 3.1)
 4.3       --  Shareholder Protection Rights Agreement dated as of April
               15, 2000, between the Corporation and American Stock
               Transfer & Trust Company, as rights agent (incorporated by reference from Exhibit 99.3 to the Corporation's Current
               Report on Form 8-K filed on April 19, 2000)
 4.4       --  Amendment No. 1 to Shareholder Protection Rights Agreement
               dated as of February 27, 2001 between HeadHunter.NET, Inc.
               and American Stock Transfer & Trust Company, as rights agent
10.1       --  HeadHunter.NET, Inc 1998 Long-Term Incentive Plan, as
               amended (incorporated by reference from Exhibit 10.1 of the
               Registrant's registration statement on Form S-1,
               Registration No. 333-80915)
10.2       --  HeadHunters, L.L.C. Employee Common Unit Option Plan dated
               January 14, 1998 (incorporated by reference from Exhibit
               10.2 of the Registrant's registration statement on Form S-1,
               Registration No. 333-80915)
10.3       --  MedicalJobsSource.Com, Inc. 1999 Stock Option Plan
               (incorporated by reference from Exhibit 99.2 to our
               registration statement on Form S-8 (File No. 333-47146)
10.4       --  Form of Indemnity Agreement between directors/executive officers and Headhunter.net (incorporated by reference from
               Exhibit 10.4 of the Registrant's registration statement on
               Form S-1, Registration No. 333-80915)
10.5       --  Contribution Agreement dated July 15, 1998 among ITC Holding
               Company, Inc., Warren L. Bare and Headhunter.net
               (incorporated by reference from Exhibit 10.5 of the
               Registrant's registration statement on Form S-1,
               Registration No. 333-80915)
10.6       --  Amended and Restated Stock Purchase Warrant between ITC
               Service Company and Headhunter.net (incorporated by
               reference from Exhibit 10.10 of the Registrant's
               registration statement on Form S-1, Registration No.
               333-80915)
10.7       --  Form of Non-Employee Director Non-Qualified Stock Option
               Agreement (incorporated by reference from Exhibit 10.12 of the Registrant's registration statement on Form S-1,
               Registration No. 333-80915)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.8       --  Lease Agreement between AJ Partners, L.P. and
               Headhunter.net, as amended by the Tenant Acceptance
               Agreement dated September 22, 1999 (incorporated by
               reference from Exhibit 10.8 of the Registrant's Annual
               Report on Form 10-K filed on March 30, 2000)
10.9       --  Severance letter between Headhunter.net and Warren Bare dated February 24, 1999 (incorporated by reference from
               Exhibit 10.16 of the Registrant's registration statement on
               Form S-1, Registration No. 333-80915)
10.10      --  2000 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 of the Registrant's registration statement on Form S-8, Registration No. 333-94027)
10.11      --  NBCi Promotion Agreement dated December 9, 1999 between
               Headhunter.net and NBCInternet, Inc. (incorporated by
               reference from Exhibit 10.11 of the Registrant's Annual
               Report on Form 10-K filed on March 30, 2000)+
10.12      --  Amended and Restated Registration Rights Agreement dated
               February 27, 2001 among the Corporation, Bernard Hodes Group
               Inc., Omnicom Finance, Inc. and ITC Holding Company, Inc.
10.13      --  Amended and Restated Shareholders' Agreement dated February
               27, 2001 among the Corporation, Omnicom Group Inc., Bernard
               Hodes Group Inc., Omnicom Finance, Inc. and ITC Holding
               Company, Inc.
10.14      --  Amended and Restated Credit Agreement between the
               Corporation and Omnicom Finance, Inc. dated as of February
               27, 2001
10.15      --  Non-Competition Agreement dated July 19, 2000 between the
               Corporation and Bernard Hodes Group Inc. (incorporated by
               reference from Exhibit 99.7 of the Registrant's Current
               Report on Form 8-K filed on August 3, 2000)
10.16      --  Form of Indemnification Agreement between the Corporation and ITC Holding Company, Inc. and Bernard Hodes Group Inc.
               (incorporated by reference from Exhibit 99.8 of the
               Registrant's Current Report on Form 8-K filed on August 3,
               2000)
21.1       --  Subsidiaries of the Company (incorporated by reference from
               Exhibit 21.1 of the Registrant's registration statement on
               Form S-1, Registration No. 333-80915)
23.1       --  Consent of Arthur Andersen LLP

---------------

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

                                          HeadHunter.NET, Inc.

                                          By: /s/ Robert M. Montgomery, Jr.
                                            ------------------------------------
                                                 Robert M. Montgomery, Jr.
                                               President and Chief Executive
                                                           Officer
Date: February 28, 2001

                                          By:      /s/ W. Craig Stamm
                                            ------------------------------------
                                                       W. Craig Stamm
                                                  Chief Financial Officer
Date: February 28, 2001

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Montgomery, Jr. and W. Craig Stamm, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

              /s/ William H. Scott, III                Chairman of the Board and      February 28, 2001
-----------------------------------------------------    Director
                William H. Scott, III

            /s/ Robert M. Montgomery, Jr.              President, Chief Executive     February 28, 2001
-----------------------------------------------------    Officer and Director
              Robert M. Montgomery, Jr.

                 /s/ W. Craig Stamm                    Chief Financial Officer        February 28, 2001
-----------------------------------------------------
                   W. Craig Stamm

            /s/ Burton B. Goldstein, Jr.               Director                       February 28, 2001
-----------------------------------------------------
              Burton B. Goldstein, Jr.

                /s/ Bernard S. Hodes                   Director                       February 28, 2001
-----------------------------------------------------
                  Bernard S. Hodes

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----


                 /s/ J. Douglas Cox                    Director                       February 27, 2001
-----------------------------------------------------
                   J. Douglas Cox

               /s/ Michael G. Misikoff                 Director                       February 27, 2001
-----------------------------------------------------
                 Michael G. Misikoff

              /s/ Kimberley E. Thompson                Director and Secretary         February 28, 2001
-----------------------------------------------------
                Kimberley E. Thompson

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                               TABLE OF CONTENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................    34
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 2000 and
     1999...................................................    35
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.......................    36
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the Years Ended December 31, 2000, 1999 and 1998...    37
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................    38
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................    39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HeadHunter.NET, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of HEADHUNTER.NET, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HeadHunter.NET, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia
January 24, 2001, except with respect to Note 3
as to which the date is February 27, 2001

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                   FISCAL YEAR ENDED
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current Assets:
 Cash and cash equivalents..................................  $ 13,228,336   $ 16,938,708
 Short-term investments.....................................        84,500      4,125,084
 Accounts receivable:
   Trade, net of allowance for doubtful accounts of
     $1,064,136 and $209,475 in 2000 and 1999,
     respectively...........................................     9,576,731      1,846,813
   Prepaid expenses.........................................     1,921,855        495,768
   Other current assets.....................................       212,148         65,650
                                                              ------------   ------------
       Total current assets.................................    25,023,570     23,472,023
Property and equipment, net.................................     5,992,894      1,749,711
Intangible assets, net......................................    68,583,035      1,197,071
Other noncurrent assets.....................................       790,430        560,939
                                                              ------------   ------------
       Total assets.........................................  $100,389,929   $ 26,979,744
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable...........................................  $  1,873,028   $    614,058
 Current maturities of notes payable (Note 3)...............       216,520              0
 Accrued interest -- affiliates (Note 3)....................        66,020              0
 Accrued trade expenses.....................................     1,997,839        652,423
 Other accrued expenses.....................................     2,566,349        757,500
 Customer deposits..........................................     1,199,138        131,356
 Deferred revenue...........................................     2,719,167         80,483
                                                              ------------   ------------
       Total current liabilities............................    10,638,061      2,235,820
                                                              ------------   ------------
Noncurrent Liabilities:
 Long-term borrowings -- affiliate (Note 3).................    10,000,000              0
                                                              ------------   ------------
                                                                20,638,061      2,235,820
Commitments and Contingencies (Note 9)
Shareholders' Equity (Deficit):
 Convertible Class A preferred stock, $.01 par value;
   7,500,000 shares authorized and no shares issued and
   outstanding..............................................             0              0
 Class B serial preferred stock, $.01 par value; 5,000,000
   shares authorized, no shares issued and outstanding......             0              0
 Common stock, $.01 par value; 45,500,000 shares authorized
   and 20,212,772 and 10,802,833 shares issued and
   outstanding in 2000 and 1999, respectively...............       202,128        108,028
 Additional paid-in capital.................................   139,546,267     64,784,569
 Stock warrants (Note 5)....................................       341,834        341,834
 Accumulated deficit........................................   (60,338,361)   (36,478,292)
 Deferred compensation (Note 6).............................             0     (4,012,215)
                                                              ------------   ------------
       Total shareholders' equity...........................    79,751,868     24,743,924
                                                              ------------   ------------
       Total liabilities and shareholders' equity...........  $100,389,929   $ 26,979,744
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Revenues....................................................  $ 49,173,089   $  9,253,954   $ 1,099,868
                                                              ------------   ------------   -----------
Costs and Expenses:
 Costs of revenues..........................................       691,316        147,275        86,963
 Marketing and selling......................................    50,982,861      9,898,815     2,719,330
 General and administrative.................................     9,251,984      3,786,728     1,714,756
 Stock compensation expense.................................     4,012,215      5,528,114       205,574
 Depreciation and amortization..............................     8,801,556        528,256       276,706
                                                              ------------   ------------   -----------
       Total costs and expenses.............................    73,739,932     19,889,188     5,003,329
                                                              ------------   ------------   -----------
Operating Loss..............................................   (24,566,843)   (10,635,234)   (3,903,461)
Other Income (Expense)......................................       706,774        379,198      (442,407)
                                                              ------------   ------------   -----------
Net Loss....................................................  $(23,860,069)  $(10,256,036)  $(4,345,868)
                                                              ============   ============   ===========
Loss Per Share:
 Basic and diluted (Note 5).................................  $      (1.60)  $      (5.90)  $     (1.98)
                                                              ============   ============   ===========
Weighted Average Shares Outstanding:
 Basic and diluted..........................................    14,931,483      5,412,135     2,200,000
                                                              ============   ============   ===========

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                        CONVERTIBLE CLASS A                                                        RETAINED
                          PREFERRED STOCK          COMMON STOCK         ADDITIONAL                 EARNINGS
                       ---------------------   ---------------------     PAID-IN       STOCK     (ACCUMULATED     DEFERRED
                         SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      WARRANTS     DEFICIT)     COMPENSATION
                       ----------   --------   ----------   --------   ------------   --------   ------------   ------------
Balance, December 31,
 1997................   2,800,000   $ 28,000    2,200,000   $ 22,000   $  1,956,909   $      0   $   (176,392)  $         0
 Issuance of stock
   warrants..........           0          0            0          0              0    341,834              0             0
 Issuance of stock
   options...........           0          0            0          0      2,550,950          0              0    (2,550,950)
 Amortization of
   deferred
   compensation......           0          0            0          0              0          0              0       205,574
 Net loss............           0          0            0          0              0          0     (4,345,868)            0
                       ----------   --------   ----------   --------   ------------   --------   ------------   -----------
Balance, December 31,
 1998................   2,800,000     28,000    2,200,000     22,000      4,507,859    341,834     (4,522,260)   (2,345,376)
 Conversion of short-
   term borrowings to
   convertible Class
   A preferred
   stock.............   2,333,333   $ 23,333            0   $      0   $ 25,176,663          0   $(21,699,996)  $         0
 Issuance of Class A
   preferred stock...     271,167      2,712            0          0      2,925,891          0              0             0
 Conversion of Class
   A preferred stock
   to common stock...  (5,404,500)   (54,045)   5,404,500     54,045              0          0              0             0
 Sale of common
   stock, net of
   offering
   expenses..........           0          0    3,140,000     31,400     28,327,389          0              0             0
 Issuance of common
   stock for All in
   One Submit........           0          0       25,000        250        356,000          0              0             0
 Issuance of stock
   options...........           0          0            0          0      3,441,100          0              0    (3,441,100)
 Amortization of
   deferred
   compensation......           0          0            0          0              0          0              0     1,774,261
 Exercise of stock
   options...........           0          0       33,333        333         49,667          0              0             0
 Net loss............           0          0            0          0              0          0    (10,256,036)            0
                       ----------   --------   ----------   --------   ------------   --------   ------------   -----------
Balance, December 31,
 1999................           0   $      0   10,802,833   $108,028   $ 64,784,569   $341,834   $(36,478,292)  $(4,012,215)
 Issuance of common
   stock for Career
   Mosaic
   acquisition.......           0          0    7,500,000     75,000     65,100,000          0              0             0
 Issuance of common
   stock for Miracle
   Workers
   acquisition.......           0          0    1,444,416     14,444      8,640,844          0              0             0
 Issuance of common
   stock for All in
   One Submit........           0          0       75,000        750        456,300          0              0             0
 Amortization of
   deferred
   compensation......           0          0            0          0              0          0              0     4,012,215
 Exercise of stock
   options...........           0          0      390,523      3,906        564,554          0              0             0
 Net loss............           0          0            0          0              0          0    (23,860,069)            0
                       ----------   --------   ----------   --------   ------------   --------   ------------   -----------
Balance, December 31,
 2000................           0   $      0   20,212,772   $202,128   $139,546,267   $341,834   $(60,338,361)  $         0
                       ==========   ========   ==========   ========   ============   ========   ============   ===========


                          TOTAL
                       ------------
Balance, December 31,
 1997................  $  1,830,517
 Issuance of stock
   warrants..........       341,834
 Issuance of stock
   options...........             0
 Amortization of
   deferred
   compensation......       205,574
 Net loss............    (4,345,868)
                       ------------
Balance, December 31,
 1998................    (1,967,943)
 Conversion of short-
   term borrowings to
   convertible Class
   A preferred
   stock.............  $  3,500,000
 Issuance of Class A
   preferred stock...     2,928,603
 Conversion of Class
   A preferred stock
   to common stock...             0
 Sale of common
   stock, net of
   offering
   expenses..........    28,358,789
 Issuance of common
   stock for All in
   One Submit........       356,250
 Issuance of stock
   options...........             0
 Amortization of
   deferred
   compensation......     1,774,261
 Exercise of stock
   options...........        50,000
 Net loss............   (10,256,036)
                       ------------
Balance, December 31,
 1999................  $ 24,743,924
 Issuance of common
   stock for Career
   Mosaic
   acquisition.......    65,175,000
 Issuance of common
   stock for Miracle
   Workers
   acquisition.......     8,655,288
 Issuance of common
   stock for All in
   One Submit........       457,050
 Amortization of
   deferred
   compensation......     4,012,215
 Exercise of stock
   options...........       568,460
 Net loss............   (23,860,069)
                       ------------
Balance, December 31,
 2000................  $ 79,751,868
                       ============

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  YEAR              YEAR              YEAR
                                                                  ENDED             ENDED            ENDED
                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                  2000              1999              1998
                                                              -------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(23,860,069)     $(10,256,036)     $(4,345,868)
                                                              ------------      ------------      -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     8,801,556           528,256          276,706
    Amortization of debt issuance costs.....................             0                 0          341,834
    Compensation expense....................................     4,012,215         5,528,114          205,574
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (6,582,986)       (1,550,159)        (287,789)
      Due from affiliates...................................             0                 0            5,100
      Interest receivable...................................        18,779           (65,650)               0
      Prepaid expenses and other current assets.............    (1,517,455)         (300,658)        (181,690)
      Other assets..........................................      (229,491)           77,940         (244,293)
      Accounts payable......................................     1,046,514           216,633          316,802
      Accrued interest-affiliate............................        66,020          (100,100)         100,100
      Accrued expenses......................................      (549,687)        1,281,825          128,098
      Customer deposits.....................................     1,067,780           103,420           27,936
      Deferred revenue......................................       683,339            40,919           27,789
                                                              ------------      ------------      -----------
        Total adjustments...................................     6,816,584         5,760,540          716,167
                                                              ------------      ------------      -----------
        Net cash used in operating activities...............   (17,043,485)       (4,495,496)      (3,629,701)
                                                              ------------      ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments..............     4,040,584                 0                0
  Purchases of short-term investments.......................             0        (4,125,084)               0
  Purchase of Internet domain name..........................      (550,000)                0          (35,000)
  Purchases of property and equipment.......................    (5,638,433)       (1,627,462)        (434,351)
  Long-term investments.....................................             0          (401,726)               0
  Cash acquired in Career Mosaic transaction................     5,000,000                 0                0
  Acquisition of All In One Submit..........................             0          (250,000)               0
                                                              ------------      ------------      -----------
        Net cash provided by (used in) investing
          activities........................................     2,852,151        (6,404,272)        (469,351)
                                                              ------------      ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible Class A preferred
    stock...................................................             0           356,750                0
  Proceeds from issuance of common stock....................             0        27,176,789                0
  Proceeds from exercise of stock options...................       568,462            50,000                0
  Short-term borrowings.....................................    10,000,000                 0        3,500,000
  Repayment on short-term borrowings........................       (87,500)                0                0
                                                              ------------      ------------      -----------
        Net cash provided by financing activities...........    10,480,962        27,583,539        3,500,000
                                                              ------------      ------------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS.................................................  $ (3,710,372)     $ 16,683,771      $  (599,052)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    16,938,708           254,937          853,989
                                                              ------------      ------------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 13,228,336      $ 16,938,708      $   254,937
                                                              ============      ============      ===========

 The accompanying notes are an integral part of these consolidated statements.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

     HeadHunter.NET, Inc. and subsidiaries (the "Company") is a C corporation established under the laws of Georgia on July 13, 1998. The Company has four wholly owned subsidiaries: HNET, Inc., Headhunters LLC, Resume Acquisition Corporation, and Headhunterhealth Acquisition Corporation.

NATURE OF BUSINESS

     HeadHunter.NET, Inc. is a leading provider of online recruiting services to employers, recruiters, third party advertising agencies, and job seekers via our website at www.headhunter.net. The website enables employers, recruiters and advertising agencies to advertise job opportunities and review resumes online. The site enables job seekers to identify, research, evaluate, and apply to a broad range of job opportunities online.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues consist of job posting revenues, VIP Resume search revenues, and advertising revenues. Job posting revenues and VIP Resume revenue is recognized over the service period. Advertising revenues are recognized in the month that the advertising impressions are delivered.

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

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets for financial reporting purposes. Major additions and improvements are charged to the property accounts, while maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed in the current period. Property and equipment and estimated useful lives for the Company's assets as of December 31, 2000 and 1999 are as follows:

                                                2000          1999        ESTIMATED LIVES
                                             -----------   ----------   -------------------
Telecommunications and computer
  equipment................................  $ 5,583,313   $1,785,614           Three years
Furniture, fixtures and improvements.......    2,342,099      370,947   Three to five years
                                             -----------   ----------
          Total property and equipment.....    7,925,412    2,156,561
Accumulated depreciation...................   (1,932,518)    (406,850)
                                             -----------   ----------
          Total property and equipment,
            net............................  $ 5,992,894   $1,749,711
                                             ===========   ==========

     Leasehold improvements are amortized using the straight-line method over the shorter of the service lives of the improvements or the remaining term of the lease. Depreciation expense was $1,694,738, $325,076 and $77,994 for the years ended December 31, 2000, 1999 and 1998, respectively.

INTANGIBLE ASSETS

     Intangible assets consist of the following amounts for December 31, 2000 and 1999:

                                                                 2000          1999
                                                              -----------   ----------
Goodwill....................................................  $74,447,657   $1,288,896
Acquired intangibles........................................      830,000      300,000
Domain name.................................................      846,720       42,700
                                                              -----------   ----------
                                                               76,124,377    1,631,596
Accumulated amortization....................................   (7,541,342)    (434,525)
                                                              -----------   ----------
                                                              $68,583,035   $1,197,071
                                                              ===========   ==========

     The Company classifies as goodwill the cost in excess of fair value of the net liabilities acquired in a transaction accounted for as a purchase. Goodwill is being amortized on a straight-line basis over a period of five years. Acquired intangibles represent assets acquired through the All In One Submit and Career Mosaic acquisitions and are being amortized on a straight-line basis over five years. Domain name represents acquired rights to domain names and is being amortized on a straight-line basis ranging from two to five years.

LONG-LIVED ASSETS

     The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other long-term assets, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

OTHER NONCURRENT ASSETS

     Other assets consist of the following at December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Deposits....................................................  $388,704   $159,213
Long-term investments.......................................   401,726    401,726
                                                              --------   --------
                                                              $790,430   $560,939
                                                              ========   ========

INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ADVERTISING COSTS

     The Company expenses the costs of advertising as incurred. Advertising expenses included in marketing and selling expenses were $22,026,028, $4,291,017 and $1,627,011 for the years ended December 31, 2000, 1999 and 1998, respectively. Prepaid advertising costs of approximately $860,000 and $276,000 were recorded as assets in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.

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

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

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

     In January 1999, a one-time noncash distribution was recorded in conjunction with the conversion of the loan and security agreement to equity (Note 3). The following table represents a reconciliation of the net loss per the statements of operations for the year ended December 31, 1999 to the net loss attributable to common shareholders:

Net loss....................................................  $(10,256,036)
Distribution to a preferred shareholder.....................   (21,699,996)
                                                              ------------
Net loss available to common shareholders...................  $(31,956,032)
                                                              ============
Weighted average shares outstanding.........................     5,412,135
                                                              ============
Net loss per share..........................................  $      (5.90)
                                                              ============

COMPREHENSIVE LOSS

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. The Company does not have any other components of comprehensive loss. For the years ended December 31, 2000, 1999 and 1998, total comprehensive loss is equal to the net loss.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES
accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.

3. INDEBTEDNESS

     In connection with the July 19, 2000 merger with CareerMosaic, the Company was extended a $10 million revolving line of credit by Omnicom Finance, Inc. Principal amounts outstanding under the credit facility incur interest at an annual rate equal to Omnicom Finance, Inc.'s cost of debt capital as reasonably determined from time to time by Omnicom Finance, Inc. ranging from 7.58% to 7.75% during the year ended December 31, 2000. The Company pays quarterly interest-only payments and had $66,020 in accrued interest payable and principal balance outstanding of $10 million at December 31, 2000.

     Subsequent to December 31, 2000, the Company amended and restated the revolving line of credit agreement with Omnicom Finance, Inc. to extend the due date to the earliest of (i) June 30, 2004, (ii) ten business days after the closing of an acceptable equity offering as defined, (iii) the closing of a cash merger as defined. Principal amounts outstanding under the credit facility bear interest at a fixed rate of 6.65% until March 31, 2002. Beginning April 1, 2002 the interest rate will be based on Omnicom Finance's 30-day commercial paper rate plus 110 basis points. Subject to specified conditions, Omnicom Finance can convert any outstanding amounts into shares of HeadHunter.NET common stock after July 1, 2001. Additionally, HeadHunter.NET can prepay interest owed under the credit facility by issuing shares of common stock to Omnicom Finance. According to the amended credit agreement, HeadHunter.NET can prepay the loan (in whole or in part) at any time without premium or penalty.

     On January 28, 1999, the Company and ITC Service Company entered into a revolving loan and security agreement (the "Loan and Security Agreement"), pursuant to which ITC Service Company made available to the Company a revolving line of credit of up to $3 million which is payable in full the earlier of (i) December 31, 1999, (ii) the closing of an initial public offering of the Company's common stock at a minimum aggregate offering price of $20 million, or
(iii) any sale, transfer, or exchange of the Company's common stock, not requiring registration under the Securities and Exchange Commission, in excess of $20 million. Principal amounts outstanding under the credit facility bear interest at a fixed rate of 11% per annum. Upon completion of the initial public offering, the Company repaid the outstanding balance and canceled the Loan and Security Agreement. In conjunction with the Loan and Security Agreement, the principal balance of $3.5 million outstanding under the Credit Agreement was converted into 2,333,333 shares of the Company's Convertible Class A preferred stock at a price of $1.50 per share. As this represented an extinguishment of debt among related parties, it was accounted for as a capital transaction. The difference between the estimated fair value $(10.80) and the conversion price was recorded to accumulated deficit as a one-time noncash distribution to ITC Service Company, a preferred shareholder, with an offsetting amount recorded to additional paid-in capital.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

     Total borrowings at December 31, 2000 consisted of the following:

$10,000,000 unsecured revolving credit facility, variable
  interest rate ranging from 7.58% to 7.75% for the year
  ended December 31, 2000; interest-only quarterly payments
  with principal payable in full on June 30, 2004...........  $10,000,000
Notes payable to seller of jobsearch.com domain name,
  interest at 8%............................................      216,520
                                                              -----------
                                                               10,216,520
Less current maturities.....................................      216,520
                                                              -----------
                                                              $10,000,000
                                                              ===========

4. RELATED-PARTY TRANSACTIONS

     Beginning in January 1998, the Company entered into an agreement with ITCDeltaCom, Inc. ("ITCDeltaCom") to serve as the Company's Internet service provider and host of the Company's Web site. ITCDeltaCom is related to ITC through both common ownership and board membership. Internet access and long-distance telephone charges totaled $149,286, $119,100 and $72,028 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company utilizes an entity for insurance coverage that is related to ITC through common ownership. Insurance expense related to this entity for the years ended December 31, 2000, 1999 and 1998 was $290,849, $258,854 and $8,928,
respectively.

     The Company entered into an agreement in January 2000 with ITC Service Company, Inc., an affiliate of ITC, to purchase a small interest in two airplanes. During 2000, the Company paid approximately $103,000 to ITC Service Company for its interest in the two planes.

5. SHAREHOLDERS' EQUITY

     During August 1999, the Company completed the sale of 3,000,000 shares of its common stock to the public at an offering price of $10 a share.

     In January 1999, the Company decreased the authorized number of common stock, par value $.01, from 50,200,000 shares to 45,500,000 shares and increased the number of Convertible Class A preferred shares to 7,500,000. The Class A preferred stock is entitled to one vote per share owned of record on all matters which shareholders are entitled to vote. Upon the closing of the initial public offering, each share of Class A preferred stock then outstanding was automatically converted into one share of common stock and there are no shares of Class A preferred stock outstanding. The Company has also authorized 5,000,000 shares of Class B serial preferred stock. The Company's board of directors has the authority to issue shares of Class B serial preferred stock in one or more series. There are no shares of Class B serial preferred stock outstanding.

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

     In connection with the amendments to the revolving credit agreement with ITC and ITC Service Company, dated July 1998, the Company issued to ITC Service Company a warrant to purchase $375,000 of common stock at a price of $1.50 per share, which was amended and restated to $625,000 of common stock at a price of $1.50 per share in October 1998. This warrant vested upon issuance and is exercisable for a term of ten years. In connection with the warrant issued to ITC Service Company, the estimated $342,000 fair value of the warrant was calculated under the Black-Scholes option pricing model at the date of grant and was

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES
included in stock warrants and interest expense. The assumptions used in the Black-Scholes calculation were as follows: risk-free interest rate, 5.52%; expected dividend yield, 0%; expected lives, three years; and expected volatility, 79%.

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

     In connection with the purchase of MiracleWorkers.com, Inc., the Company assumed the legacy stock option plan. Each MiracleWorkers.com, Inc. employee received 0.10975 options of common shares of the Company (assumed options). The assumed options were at exercise prices that preserve the economic benefit of the MiracleWorkers.com, Inc. option at the purchase date. The assumed options have an exercise price of $3.83 and $4.01.

     A summary of the status of the Company's stock options at December 31, 2000 and 1999 and changes during the years then ended is presented in the following table:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           PRICE PER
                                                                SHARES       SHARE
                                                              ----------   ---------
December 31, 1997...........................................           0    $ 0.00
                                                              ----------    ------
  Granted...................................................     550,750      0.87
  Forfeited.................................................     (68,500)    (0.43)
                                                              ----------    ------
Outstanding at December 31, 1998............................     482,250    $ 0.93
  Granted...................................................   1,018,750      7.95
  Forfeited.................................................     (91,500)    (1.31)
  Exercised.................................................     (33,333)    (1.50)
                                                              ----------    ------
Outstanding at December 31, 1999............................   1,376,167    $ 6.02
  Granted...................................................   2,560,500      8.46
  Assumed in MiracleWorkers.com, Inc. transaction (Note
     10)....................................................     143,778      3.83
  Forfeited.................................................    (750,723)    (7.84)
  Exercised.................................................    (390,523)    (1.56)
                                                              ----------    ------
Outstanding at December 31, 2000............................   2,939,199    $ 8.28
                                                              ==========    ======
Exercisable at December 31, 2000 and 1999...................     961,557    $ 7.56
                                                              ==========    ======

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

     During 1999 and 1998, the Company granted options with exercise prices below the fair value at the date of grant. The estimated fair value for options granted February 1998 to July 1999 was $10.80. Accordingly, the Company recognized deferred compensation of $3.4 million and $2.5 million for options granted during the years ended December 31, 1999 and 1998, respectively. The Company amortized the remaining balance of deferred compensation in conjunction with the July 19, 2000 merger with Career Mosaic. The Company recognized $4,012,215, $1,774,261 and $205,574 of compensation expense for the years ended December 31, 2000, 1999 and 1998, respectively, related to option grants.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        WEIGHTED     WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                                         AVERAGE         EXERCISE                           EXERCISE
      RANGE OF             OPTIONS      REMAINING    PRICE OF OPTIONS      OPTIONS      PRICE OF OPTIONS
   EXERCISE PRICES       OUTSTANDING      LIFE         OUTSTANDING       EXERCISABLE      EXERCISABLE
   ---------------       -----------    ---------    ----------------    -----------    ----------------
$0.40 - $ 2.00.......       361,967       2.00            $1.38            361,800           $0.86
$3.83 - $14.38.......     2,577,232       2.30            $8.91            599,757           $2.93

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     The Company accounts for its stock-based compensation plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 encourages but does not require the use of a fair value-based method of accounting for stock-based compensation plans under which the fair value of stock options is determined on the date of grant and expensed over the vesting period of the stock options. While the Company has elected to continue to apply the provisions of APB No. 25, under which no compensation cost has been recognized by the Company, SFAS No. 123 requires pro forma disclosure of net loss and loss per share as if the fair value-based method under SFAS No. 123 had been adopted. The value of all options for shares of the Company's common stock to employees of the Company has been determined under the market value method using Black-Scholes valuation principles and the following assumptions:

                                                            2000            1999
                                                        -------------   -------------
Risk-free interest rate...............................  5.75% - 6.63%   4.53% - 6.24%
Expected dividend yield...............................             0%              0%
Expected lives........................................    Seven years      Five years
Expected volatility...................................           121%             94%

     The total value of options granted during the years ended December 31, 2000 and 1999 was computed as approximately $7.2 million and $7.3 million, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have increased as follows:

                                                                2000           1999
                                                            ------------   ------------
Net loss:
  As reported.............................................  $(23,860,068)  $(10,256,036)
  Pro forma...............................................  $(25,924,780)  $(11,895,815)
Net loss per share:
  As reported:
     Basic and diluted....................................  $      (1.60)  $      (5.90)
  Pro forma:
     Basic and diluted....................................  $      (1.74)  $      (2.20)

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

7. STATEMENT OF CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information

                                                      2000             1999             1998
                                                    --------        ----------        --------
Cash paid during the year for interest              $222,344        $   73,700        $ 18,165
Conversion of short-term borrowings to equity       $      0        $3,500,000        $      0
Issuance of note for purchase of domain name        $304,020        $        0        $      0

Cash paid for acquisitions accounted for as purchases are as follows:

                                                                 2000            1999
                                                              ----------        -------
Fair value of assets acquired                                 75,105,357        600,000
Less liabilities assumed                                       1,449,136             --
Less common stock issued to sellers                           68,656,221        350,000
Less cash acquired from transaction                            5,000,000             --
                                                              ----------        -------
Net cash paid                                                         --        250,000
                                                              ==========        =======

8. INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 2000 and 1999 are as follows:

                                                                 2000          1999
                                                             ------------   -----------
Deferred tax assets:
  Net operating loss carryforwards.........................  $  9,088,203   $ 2,672,993
  Depreciation and amortization............................     3,161,913       127,928
  Allowance for doubtful accounts..........................       425,654        83,790
  Deferred compensation....................................     2,396,820       791,934
  Deferred revenues........................................     1,023,700        32,193
  Other....................................................       207,236        35,391
                                                             ------------   -----------
          Total deferred tax assets........................    16,303,526     3,744,229
Deferred tax liabilities:
  Accelerated depreciation.................................             0        27,628
                                                             ------------   -----------
Net deferred tax asset.....................................    16,303,526     3,716,601
  Valuation allowance......................................   (16,303,526)   (3,716,601)
                                                             ------------   -----------
Net deferred taxes.........................................  $          0   $         0
                                                             ============   ===========

     The Company's net operating loss carryforward will expire in the years 2018 through 2020 unless utilized. Due to the fact that the Company is unable to conclude that it is more likely than not that its deferred tax assets will be recognized, the Company has provided a 100% valuation allowance against its net deferred tax assets. In addition, the Company's ability to recognize the benefit from the net operating loss carryforwards may be limited under the Code, as the ownership of the Company has changed more than 50%, as defined.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

     A reconciliation of the income tax benefit computed at statutory tax rates to the actual income tax benefit for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                         2000      1999      1998
                                                         -----     -----     -----
Income tax benefit at statutory rate...................    (34)%     (34)%     (34)%
State and local income taxes...........................     (6)       (6)       (6)
Increase in valuation allowance........................     40        40        40
                                                         -----     -----     -----
          Total income tax provision...................      0%        0%        0%
                                                         =====     =====     =====

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Lease expense relates to the lease of office space for the administrative and sales offices. At December 31, 2000, future minimum lease payments under these noncancelable operating leases are as follows:

2001........................................................   2,504,425
2002........................................................   1,546,568
2003........................................................   1,469,399
2004........................................................   1,173,655
2005........................................................     762,945
                                                              ----------
                                                              $7,456,992
                                                              ==========

     Rental expense under the operating lease amounted to $1,449,420, $198,898 and $40,050 for the years ended December 31, 2000, 1999 and 1998 respectively.

PURCHASE COMMITMENTS

     The Company has entered into various agreements with Internet companies to purchase a minimum of approximately $10.2 million in banner advertisements in 2001. Purchase commitments under the agreements are being expensed as the advertisements are incurred.

LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings. The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

10. ACQUISITIONS

     In July 2000, the Company acquired CareerMosaic, Inc., a division of Omnicom Group Inc. and issued 7,500,000 shares of HeadHunter.NET common stock to the CareerMosaic stockholders. Excess purchase price over fair value of net assets acquired of $63,634,814 as of December 31, 2000 has been recorded as goodwill and will be amortized on a straight-line basis over five years. This transaction has been accounted for as a purchase.

     In August 2000, the Company acquired MiracleWorkers.com, Inc. MiracleWorkers shareholders received 1,444,416 shares of HeadHunter.NET common stock. Excess purchase price over fair value of net assets acquired of $9,016,897 as of December 31, 2000 has been recorded as goodwill and will be amortized on a straight-line basis over five years. This transaction has been accounted for as a purchase.

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

     In December 1999, the Company purchased all of the assets of All In One Submit a division of Chicago Computer Guide, Inc. Chicago Computer Guide received a total of 100,000 shares of HeadHunter.NET common stock since the purchase date. Excess purchase price over fair value of net assets acquired of $816,970 as of December 31, 2000 has been recorded as goodwill and will be amortized on a straight-line basis over five years. This transaction has been accounted for as a purchase.

     The following unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 assume acquisitions completed during 2000 and 1999 which were accounted for as purchases occurred as of January 1, 1999:

                                                                2000           1999
                                                             -----------   ------------
Revenues...................................................  $57,438,193   $ 23,034,852
Net loss...................................................  (38,413,615)   (12,401,542)
                                                             ===========   ============
Basic and diluted net loss per share.......................        (2.57)         (2.29)
                                                             ===========   ============

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

To HeadHunter.NET, Inc and Subsidiaries:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HEADHUNTER.NET, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, and have issued our report thereon dated January 24, 2001, except with respect Note 3 which is dated February 27, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Schedule II herein as it relates to HeadHunter.NET, Inc. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 24, 2001

                     HEADHUNTER.NET, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
          FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                            CHARGED TO
                                          BEGINNING COSTS                  ENDING
DESCRIPTION                                AND BALANCES      EXPENSE     WRITE-OFFS    BALANCE
-----------                               ---------------   ----------   ----------   ----------
1998 allowance for doubtful accounts....     $     --       $   37,346    $     --    $   37,346
1999 allowance for doubtful accounts....     $ 37,346       $  404,210    $232,081    $  209,475
2000 allowance for doubtful accounts....     $209,475       $1,296,087    $441,426    $1,064,136

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1       --  Purchase Agreement dated December 17, 1999 between
               HeadHunter.NET, Chicago Computer Guide, Inc. and George
               Scholomite (incorporated by reference from Exhibit 2.1 of
               the Registrant's Current Report on Form 8-K filed on January
               3, 2000)
 2.2       --  Agreement and Plan of Merger dated April 15, 2000 among the
               HeadHunter.NET, Resume Acquisition Corporation, ITC Holding
               Company, Inc., Omnicom Group Inc., Bernard Hodes Group Inc.
               and Career Mosaic Inc., as amended by Amendment No. 1 to
               Agreement and Plan of Merger dated June 19, 2000
               (incorporated by reference from Exhibit 2.2 of the
               Corporation's registration statement on Form S-4 (File No.
               333-37430))
 2.3       --  Support Agreement dated April 15, 2000 among Bernard Hodes
               Group Inc., HeadHunter.NET, Inc., ITC Holding Company, Inc.,
               and Robert M. Montgomery, Jr. (incorporated by reference
               from Exhibit 99.2 to HeadHunter.NET's Current Report on Form
               8-K filed on April 19, 2000)
 3.1       --  Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of the Registrant's registration statement on Form S-1, Registration No. 333-80915)
 3.2       --  Amended and Restated Bylaws (incorporated by reference from
               Exhibit 3.2 to our registration statement on Form S-4 (File
               No. 333-37430))
 4.1       --  Specimen common stock certificate (incorporated by reference from Exhibit 4.1 of the Registrant's registration statement on Form S-1, Registration No. 333-80915)
 4.2       --  Article II of the Articles of Incorporation, as amended
               (filed as part of Exhibit 3.1)
 4.3       --  Shareholder Protection Rights Agreement dated as of April
               15, 2000, between the Corporation and American Stock
               Transfer & Trust Company, as rights agent (incorporated by reference from Exhibit 99.3 to the Corporation's Current
               Report on Form 8-K filed on April 19, 2000)
 4.4       --  Amendment No. 1 to Shareholder Protection Rights Agreement
               dated as of February 27, 2001 between HeadHunter.NET, Inc.
               and American Stock Transfer & Trust Company, as rights agent
10.1       --  HeadHunter.NET, Inc 1998 Long-Term Incentive Plan, as
               amended (incorporated by reference from Exhibit 10.1 of the
               Registrant's registration statement on Form S-1,
               Registration No. 333-80915)
10.2       --  HeadHunters, L.L.C. Employee Common Unit Option Plan dated
               January 14, 1998 (incorporated by reference from Exhibit
               10.2 of the Registrant's registration statement on Form S-1,
               Registration No. 333-80915)
10.3       --  MedicalJobsSource.Com, Inc. 1999 Stock Option Plan
               (incorporated by reference from Exhibit 99.2 to our
               registration statement on Form S-8 (File No. 333-47146)
10.4       --  Form of Indemnity Agreement between directors/executive officers and Headhunter.net (incorporated by reference from
               Exhibit 10.4 of the Registrant's registration statement on
               Form S-1, Registration No. 333-80915)
10.5       --  Contribution Agreement dated July 15, 1998 among ITC Holding
               Company, Inc., Warren L. Bare and Headhunter.net
               (incorporated by reference from Exhibit 10.5 of the
               Registrant's registration statement on Form S-1,
               Registration No. 333-80915)
10.6       --  Amended and Restated Stock Purchase Warrant between ITC
               Service Company and Headhunter.net (incorporated by
               reference from Exhibit 10.10 of the Registrant's
               registration statement on Form S-1, Registration No.
               333-80915)
10.7       --  Form of Non-Employee Director Non-Qualified Stock Option
               Agreement (incorporated by reference from Exhibit 10.12 of the Registrant's registration statement on Form S-1,
               Registration No. 333-80915)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.8       --  Lease Agreement between AJ Partners, L.P. and
               Headhunter.net, as amended by the Tenant Acceptance
               Agreement dated September 22, 1999 (incorporated by
               reference from Exhibit 10.8 of the Registrant's Annual
               Report on Form 10-K filed on March 30, 2000)
10.9       --  Severance letter between Headhunter.net and Warren Bare dated February 24, 1999 (incorporated by reference from
               Exhibit 10.16 of the Registrant's registration statement on
               Form S-1, Registration No. 333-80915)
10.10      --  2000 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 of the Registrant's registration statement on Form S-8, Registration No. 333-94027)
10.11      --  NBCi Promotion Agreement dated December 9, 1999 between
               Headhunter.net and NBCInternet, Inc. (incorporated by
               reference from Exhibit 10.11 of the Registrant's Annual
               Report on Form 10-K filed on March 30, 2000)+
10.12      --  Amended and Restated Registration Rights Agreement dated
               February 27, 2001 among the Corporation, Bernard Hodes Group
               Inc., Omnicom Finance, Inc. and ITC Holding Company, Inc.
10.13      --  Amended and Restated Shareholders' Agreement dated February
               27, 2001 among the Corporation, Omnicom Group Inc., Bernard
               Hodes Group Inc., Omnicom Finance, Inc. and ITC Holding
               Company, Inc.
10.14      --  Amended and Restated Credit Agreement between the
               Corporation and Omnicom Finance, Inc. dated as of February
               27, 2001
10.15      --  Non-Competition Agreement dated July 19, 2000 between the
               Corporation and Bernard Hodes Group Inc. (incorporated by
               reference from Exhibit 99.7 of the Registrant's Current
               Report on Form 8-K filed on August 3, 2000)
10.16      --  Form of Indemnification Agreement between the Corporation and ITC Holding Company, Inc. and Bernard Hodes Group Inc.
               (incorporated by reference from Exhibit 99.8 of the
               Registrant's Current Report on Form 8-K filed on August 3,
               2000)
21.1       --  Subsidiaries of the Company (incorporated by reference from
               Exhibit 21.1 of the Registrant's registration statement on
               Form S-1, Registration No. 333-80915)
23.1       --  Consent of Arthur Andersen LLP

---------------

+ Confidential treatment has been granted for certain portions which have been blanked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission.