Form 10-Q
period 2001-03-31
HEADHUNTER NET INC
filed 2001-05-15
CIK 1065984

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                  770.349.2400
              (Registrant's telephone number, including area code)



         Indicate by check X whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock on May 3, 2001 was 20,389,915.

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001 And December 31, 2000

                  Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2001 and 2000

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

ITEM 1            Legal Proceedings

ITEM 2            Changes in Securities and Use of Proceeds

ITEM 3            Defaults upon Senior Securities

ITEM 4            Submission of Matters to a Vote of Security Holders

ITEM 5            Other Information

ITEM 6            Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              HEADHUNTER.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,             DECEMBER 31,
                                                                                            2001                    2000
                                                                                       --------------          --------------
                                                                                         (UNAUDITED)             (UNAUDITED)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents ................................................       $    7,458,192          $   13,228,336
      Short-term investments ...................................................               88,574                  84,500
      Accounts receivable - Trade, net of allowances for doubtful accounts of
           $1,064,136 for March 31, 2001 and December 31, 2000 .................            8,343,400               9,576,731
      Prepaid expenses .........................................................            7,915,843               1,921,855
      Other current assets .....................................................               36,638                 212,148
                                                                                       --------------          --------------
         Total current assets ..................................................           23,842,647              25,023,570
PROPERTY AND EQUIPMENT, NET ....................................................            5,267,697               5,992,894
INTANGIBLE ASSETS, NET .........................................................           64,930,746              68,583,035
OTHER NONCURRENT ASSETS ........................................................              813,533                 790,430
                                                                                       --------------          --------------
         Total assets ..........................................................       $   94,854,623          $  100,389,929
                                                                                       ==============          ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................            1,379,205               1,873,028
   Current maturities of notes payable .........................................              183,208                 216,520
   Accrued interest - affiliates ...............................................               66,020                  66,020
   Accrued trade expenses ......................................................            1,345,479               1,997,839
   Other accrued expenses ......................................................            1,911,961               2,566,349
   Customer deposits ...........................................................            1,528,182               1,199,138
   Deferred revenue ............................................................            4,256,147               2,719,167
                                                                                       --------------          --------------
         Total current liabilities .............................................           10,670,202              10,638,061
                                                                                       --------------          --------------
NONCURRENT LIABILITIES:
   Long-term borrowings - affiliate ............................................           10,000,000              10,000,000
                                                                                       --------------          --------------
         Total liabilities .....................................................           20,670,202              20,638,061
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Convertible Class A preferred stock, $.01 par value;
      7,500,000 shares authorized and no shares issued and outstanding .........                    0                       0
   Class B serial preferred stock, $.01 par value; 5,000,000
      shares authorized, no shares issued and outstanding ......................                    0                       0
   Common stock, $.01 par value, 45,500,000 shares authorized and 20,387,817 shares issued and outstanding at March 31, 2001,
      45,500,000 shares authorized and 20,212,772
      issued and outstanding at December 31, 2000 ..............................              203,878                 202,128
   Additional paid-in capital ..................................................          140,509,792             139,546,267
   Stock warrants ..............................................................              944,318                 341,834
   Accumulated deficit .........................................................          (67,473,567)            (60,338,361)
                                                                                       --------------          --------------
      Total shareholders' equity ...............................................           74,184,421              79,751,868
                                                                                       --------------          --------------
         Total liabilities and shareholders' equity ............................       $   94,854,623          $  100,389,929
                                                                                       ==============          ==============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                       -------------------------------------
                                                           2001                     2000
                                                       ------------             ------------
REVENUES:
   Service fee revenue ......................          $ 16,032,566             $  5,678,127
   Other revenue ............................               966,532                  701,426
                                                       ------------             ------------
        Total revenues ......................            16,999,098                6,379,553
                                                       ------------             ------------
COSTS OF REVENUES ...........................               225,515                   86,876
                                                       ------------             ------------
        Gross profit ........................            16,773,583                6,292,677
OPERATING EXPENSES
   Marketing and selling expenses ...........            16,353,770                9,250,433
   General and administrative expenses ......             2,515,513                1,865,842
   Stock compensation expense ...............                     0                  255,062
   Depreciation and amortization ............             4,448,789                  297,137
                                                       ------------             ------------
        Operating loss ......................            (6,544,489)              (5,375,797)
OTHER INCOME (EXPENSE)  .....................              (590,717)                 277,572
                                                       ------------             ------------
NET LOSS ....................................          $ (7,135,206)            $ (5,098,225)
                                                       ============             ============
NET LOSS PER SHARE:
   Basic and diluted net loss per share .....          $      (0.35)            $      (0.47)
                                                       ============             ============
   Weighted average common shares
      outstanding ...........................            20,272,869               10,851,196
                                                       ============             ============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         2001                   2000
                                                                                     ------------           ------------
                                                                                      (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................          $ (7,135,206)          $ (5,098,225)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Depreciation and amortization ..........................................             4,448,789                297,137
   Compensation expense ...................................................                     0                255,062
   Loss on disposal .......................................................               565,285                      0
Changes in working capital:
   Increase in current assets .............................................            (3,285,347)            (2,343,925)
   Increase in current liabilities ........................................                65,453              6,696,161
                                                                                     ------------           ------------
      Net cash used in operating activities ...............................            (5,341,026)              (193,790)
                                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments .....................................                (4,074)            (1,378,817)
   Purchase of property and equipment .....................................              (405,113)            (1,855,206)
   Goodwill related to acquisitions .......................................              (231,475)                     0
   Acquisition of domain name .............................................                     0                (50,000)
                                                                                     ------------           ------------
      Net cash used in investing activities ...............................              (640,662)            (3,284,023)
                                                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock to officers and key employees ...               244,856                116,082
   Repayment of debt ......................................................               (33,312)                     0
                                                                                     ------------           ------------
      Net cash provided by financing activities ...........................               211,544                116,082
                                                                                     ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................            (5,770,144)            (3,361,731)
CASH AND CASH EQUIVALENTS, beginning of period ............................            13,228,336             16,938,708
                                                                                     ------------           ------------
CASH AND CASH EQUIVALENTS, end of period ..................................          $  7,458,192           $ 13,576,977
                                                                                     ============           ============

Supplemental disclosure of non-cash financing activities:
   Issuance of Yahoo! warrants ............................................               602,484                      0
   Issuance of common stock to prepay interest ............................               720,418                      0

         The accompanying notes are an integral part of these statements

                         HEADHUNTER.NET, INC. CONDENSED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1. The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of HeadHunter.NET, Inc. ("the Company") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the SEC. The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Basic loss per common share ("EPS") was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was excluded in the computation of diluted EPS for the three months ended March 31, 2001 and March 31, 2000, respectively, as it is anti-dilutive.

3.       Recent Transaction(s)

         On March 5, 2001, the Company entered into an agreement with Yahoo! Inc. to be the sole provider of job listings for Yahoo!(R)Careers, a service on the Yahoo.com web site. In connection with the agreement, the Company and Yahoo! also entered into a warrant purchase agreement and the Company issued Yahoo! a warrant to purchase up to 310,559 shares of the Company's common stock at an exercise price of $6.44 per share.

         On May 10, 2001, the Company entered into a loan and security agreement with Wachovia Capital Investments, Inc. ("Wachovia") to borrow $5 million for a term of 18 months. Interest is payable monthly until maturity, at which time all principal and accrued but unpaid interest will be due. In addition, under the loan and security agreement, Wachovia makes available to the Company a $2.5 million line of credit with Wachovia for a period of 18 months. Under the line of credit, interest is payable monthly until expiration, at which time all outstanding principal and accrued but unpaid interest will be due. The interest rate under both facilities is based on the prime rate offered by Wachovia plus 200 basis points. As of the date of the loan and security agreement, such prime rate was 7.5%. Under the line of credit facility, the Company has up to $500,000 available for issuance of bank letters of credit with Wachovia. As of the date of filing this quarterly report on Form 10-Q there were no amounts outstanding under the line of credit and no letters of credit were outstanding. In addition to a cash fee in connection with the loan and security agreement, the Company issued Wachovia Bank a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.253 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our base of employers, recruiters and job seekers, our ability to successfully integrate new employers, recruiters and job seekers and/or assets obtained through acquisitions, the highly competitive markets in which we operate, general economic conditions in the market in which we operate, and our ability to respond to technological developments affecting the Internet. The Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

OVERVIEW

         We provide online recruiting services to job posters and job seekers via our web site. HNET, Inc., our predecessor, was founded in October 1995 and was wholly owned by Warren L. Bare. From its inception until late 1996, HNET, Inc. derived all of its revenues from web site development consulting services. As a result of the experience that it gained during this period, HNET, Inc. identified online recruiting as an emerging industry. It launched the www.headhunter.net web site in October 1996, and began to focus on growing its online recruiting service business.

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

         Our revenue is generated primarily from fees paid by job posters to post job opportunities and to improve the position of their job postings in search results. We also generate revenue from access fees for viewing our extensive resume database. To a lesser extent, we derive revenue from selling web page sponsorships, banner advertising, cross-posting jobs to partnered web sites, and hosting online career fairs.

         Prior to August 1998, we earned revenue principally from a combination of job posting upgrade fees and the sale of banner advertisements on our web site, with sales of banner advertising comprising a more significant percentage of our revenues. In August 1998, we modified our pricing structure and began offering upgrade services on a per job basis. On June 1, 1999, we began to charge all job posters a fee to post job opportunities on our web site. As a result of this pricing change and the growth of our sales force, revenue from job posting and upgrade fees has become the principal component of our revenues.

         We currently have four primary levels of posting options, which provide different levels of priority in a job search. The four primary levels are Economy, Basic, Standard, and Priority. As part of a corporate pricing package, we generally provide favorable pricing terms to job posters based on volume of job postings and length of service agreement.

         Prior to February 2000, we charged for access to our VIP Resume Reserve, which contained the resumes that had been posted within the prior seven-day period. In February 2000, we implemented a new pricing structure whereby job posters must pay a quarterly, semi-annual or annual subscription fee to access resumes in the database. Job seekers are not required to post a resume to our web site. If a job seeker chooses to post a resume, he or she has the option to allow that resume to be searched in the resume database or to remain private.

         We believe that job posting fees and fees paid to access resumes will account for a substantial majority of our revenues for the foreseeable future.

         We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At March 31, 2001, we had approximately $4.3 million of deferred revenues compared with $2.7 million at December 31, 2000.

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

         We have a history of losses and at March 31, 2001 we had an accumulated deficit of approximately $67.5 million. The majority of our expenses are for advertising and for salaries and benefits, which made up 24% and 26% of our total expenses for the three months ended March 31, 2001, respectively. Our ability to generate a profit in the future is directly correlated to our ability to manage these expenses in line with our revenue growth. We believe that the majority of these expenses are variable and can be managed if necessary as most of our advertising contracts can be reduced or canceled within 30 to 90 days. However, certain of our contracts with up to a year term cannot be terminated.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations for the periods indicated.

                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                       2001                  2000
                                                       ----                  ----
REVENUES:
Service Revenue .............................            94%                   89%
Other Revenue ...............................             6                    11
                                                       ----                  ----
Total Revenues ..............................           100                   100
                                                       ----                  ----
COST OF REVENUES ............................             1                     1
                                                       ----                  ----
Gross profit ................................            99                    99
OPERATING EXPENSES
Marketing and Selling Expenses ..............            96                   145
General and Administrative Expenses .........            15                    29
Stock Compensation Expense ..................            --                     4
Depreciation and Amortization ...............            26                     5
                                                       ----                  ----
Operating loss ..............................           (38)                  (84)
OTHER INCOME (EXPENSE) .....................            (4)                    4
                                                       ----                  ----
NET LOSS ....................................           (42)%                 (80)%
                                                       ====                  ====

THREE MONTHS ENDED MARCH 31, 2001, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Our revenues increased $10.6 million, or 166%, from $6.4 million for the three months ended March 31, 2000 to $17.0 million for the three months ended March 31, 2001. Revenues increased primarily as a result of job posting sales, up from $4.6 million in 2000 to approximately $11.7 million in 2001. Job posting revenue growth is attributable to three factors: growth in corporate customers, higher revenue per customer, and price increases. Sales of the VIP Resume search product generated $3.5 million during the first three months of 2001 compared with $827,000 for the same period in 2000. The growth in VIP Resume revenue is the result of more customers purchasing access to our VIP Resume database and price increases implemented in February 2000. Other revenue, consisting of banner advertisements, sponsorships and other, were $967,000 for the three months ended March 31, 2001 compared with $701,000 for the three months ended March 31, 2000.

         Costs of revenues. Our costs of revenues increased $139,000 or 160%, from $87,000 for the three months ended March 31, 2000 to $226,000 for the three months ended March 31, 2001. The increase in costs of revenue was due to our increasing bandwidth and server capacity, and from additional costs to provide Internet access to a larger employee base. Costs of revenue as a percentage of revenue remained flat over the two periods.

         Marketing and selling expenses. Expenses from marketing and selling increased by $7.1 million, or 76.8%, from $9.3 million for the three months ended March 31, 2000 to $16.4 million for the three months ended March 31, 2001. The growth is attributable to a number of factors, including growth of the sales organization and increased marketing efforts. We spent $7.2 million on advertising and other marketing for the three months ended March 31, 2001 compared with $5.9 million for the same period in 2000. Our sales and marketing headcount grew approximately 152% from March 31, 2000 to March 31, 2001. The majority of new employees were salespeople. In 2000, we created the Recruiter Business Unit and the Agency Sales Division and hired additional staff in the Customer Service and Business Development departments. The build-out and staffing of the new departments resulted in $2.6 million in additional sales expenses in the first quarter of 2001 compared with the same period in 2000.

         General and administrative expenses. Our general and administrative expenses increased $650,000, or 35%, from $1.9 million for the three months ended March 31, 2000 to $2.5 million for the three months ended March 31, 2001. Additions to technology personnel and increased credit card processing fees relating to higher processing volume were the primary reasons for the growth.

         Stock compensation expense. There was no stock compensation expense for the three months ended March 31, 2001, compared with $255,000 for the same period in 2000. In 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of ten executive officers, key employees and directors at $1.50 per share and $2.00 per share, respectively. In accordance with Accounting Principles Board Opinion No. 25, we recognized compensation expense in 2000 related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. In conjunction with the CareerMosaic acquisition, employee stock options immediately vested in full causing us to recognize the remaining balance in 2000. There is no stock compensation expense expected in 2001.

         Depreciation and amortization. Depreciation and amortization grew $4.2 million, or 1,397% from $297,000 for the three months ended March 31, 2000 to $4.4 million for the three months ended December 31, 2001. Depreciation increased $350,000 as a result of $3.6 million in additional capital purchases during 2000 and the first quarter of 2001. The majority of the purchases were for servers to support the web site and furniture and computer equipment related to the opening of sales offices and the move from our previous headquarters to our current location on Research Court. Amortization grew from $82,000 for the three months ended March 31, 2000 to $3.9 million for the three months ended March 31, 2001 primarily due to the amortization of goodwill that resulted from the acquisitions of CareerMosaic and Miracle Workers.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had approximately $7.5 million in cash and cash equivalents. Net cash used in operating activities was $5.3 million and $194,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods and an increase in current assets relating to growth in receivables arising from revenue growth and prepaid expenses related to advertising contracts. During the three months ended March 31, 2000, $6.7 million was provided by increases in current liabilities, which partially offset the operating use of funds. Deferred revenues, relating to increased billings, and accrued expenses, relating to increased advertising expenses, showed significant growth in 2001.

         Net cash used in investing activities of $641,000 for the three months ended March 31, 2001 was for capital expenditures and goodwill related to the CareerMosaic and Miracle Workers acquisitions. For the three months ended March 31, 2000, net cash invested of $3.3 million included capital expenditures and the purchase of short-term investments. Investing activities included the purchase of high-grade short-term investments having maturities of less than one year. The majority of the capital purchases relate to computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

         Net cash provided by financing activities was $212,000 and $116,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. Proceeds from the issuance of common stock to employees for the exercise of stock options provided $245,000 and $116,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. In 2001, $33,000 was paid on a note to the seller of the domain name www.jobsearch.com.

         On March 5, 2001, we entered into an agreement with Yahoo! Inc. to be the sole provider of job listings for Yahoo!(R)Careers, a service on the Yahoo.com web site. During the term of the agreement, we will pay Yahoo! approximately $25.5 million. Total cash commitments under this agreement for the year ended December 31, 2001 are approximately $14.4 million, of which, $5 million was paid during the three month period ended March 31, 2001. In connection with the agreement, we also issued a warrant to Yahoo! for the purchase of up to 310,559 shares of HeadHunter.NET, Inc. common stock at an exercise price of $6.44 per share. The agreement with Yahoo! is non-cancelable.

         On May 10, 2001, we entered into a loan and security agreement with Wachovia Capital Investments, Inc. to borrow $5 million for a term of 18 months. During the term of such loan, interest is payable monthly until maturity, at which time all principal and accrued but unpaid interest will be due. In addition, under the loan and security agreement, for a period of 18 months, Wachovia will make available to us a $2.5 million line of credit. Under the line of credit, interest is payable monthly until expiration, at which time all outstanding principal and accrued but unpaid interest will be due. As of the date of filing this quarterly report on form 10Q, there were no amounts outstanding under the line of credit.

         We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, market our web site, and further develop our systems. We currently estimate that our working capital generated from operations, funds from the term loan and revolving credit facility with Wachovia, and funds from the subordinated note with Omnicom Finance will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Depending on market opportunities, circumstances may arise in which Headhunter.net would seek to raise additional funds prior to such time through borrowings or the issuance of equity or debt securities. The method and rate of our pursuit of these market opportunities could be impacted by our ability to raise such funding.

         Our ability to grow will depend in part on our ability to increase the capacity and effectiveness of our web site, the effectiveness of our sales and marketing efforts, and our customer support capabilities. We may need to raise funds in excess of our current expectations in order to take advantage of new opportunities, to react to unforeseen difficulties or to otherwise respond to competitive pressures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our common stock.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks, however, we may employ them in the future. At March 31, 2001, we held $1.1 million in short-term investments in high-grade instruments having maturities less than one year.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property subject to, any material legal proceedings.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

a)       Not Applicable

b)       Not Applicable

c) On March 27, 2001 the Company issued 101,100 shares of common stock to Omnicom Finance, Inc. in connection with the prepayment of 13 months of interest on the line of credit. This issuance was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D promulgated under the Securities Act.

         On March 5, 2001 the Company issued a warrant to Yahoo! Inc. to purchase up to 310,559 shares of the Company's common stock at an exercise price of $6.44 per share. The warrant was issued in connection with Yahoo! and the Company entering into a services and content agreement. The issuance of the warrant was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D promulgated under the Securities Act.

d)       Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.           OTHER INFORMATION

         Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     a)       Exhibits

     10.1 Services and Content Agreement dated March 5, 2001 between Yahoo! Inc. and HeadHunter.NET, Inc.(*)


     10.2 Loan and Security Agreement dated May 10, 2001 between HeadHunter.NET, Inc. and Wachovia Capital Investments, Inc.


     10.3 Third Amended and Restated Registration Rights Agreement dated May 10, 2001 among HeadHunter.NET, Inc., Omnicom Finance, Inc., Bernard Hodes Group Inc., ITC Holding Company, Inc., Yahoo! Inc. and Wachovia Capital Investments, Inc.

     10.4 Amendment dated May 10, 2001 to the Amended and Restated Credit Agreement dated February 27, 2001 by and between HeadHunter.NET, Inc. and Omnicom Finance Inc.

     (*) Confidential treatment has been requested with respect to certain portions of this agreement.

     (b)      Reports on Form 8-K

     HeadHunter.NET, Inc. filed a current report on Form 8-K on March 8, 2001 regarding HeadHunter.NET, Inc. entering into the Services and Content Agreement with Yahoo! Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADHUNTER.NET, INC.

Date: May 15, 2001                           By:    /s/ Robert M. Montgomery
                                                 -------------------------------
                                                      Robert M. Montgomery
                                                     Chief Executive Officer
                                                  (Principal Executive Officer)



Date: May 15, 2001                           By:       /s/ W. Craig Stamm
                                                --------------------------------
                                                         W. Craig Stamm
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)