Form 10-Q
period 2001-06-30
HEADHUNTER NET INC
filed 2001-08-14
CIK 1065984

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                            Yes [X]      No [ ]

The number of outstanding shares of the registrant's common stock on July 30, 2001 was 20,401,872.

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2001 and 2000

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

ITEM 1   Legal Proceedings

ITEM 2   Changes in Securities and Use of Proceeds

ITEM 3   Defaults upon Senior Securities

ITEM 4   Submission of Matters to a Vote of Security Holders

ITEM 5   Other Information

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HEADHUNTER.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               JUNE 30,            DECEMBER 31,
                                                                                                2001                  2000
                                                                                            -------------         -------------
ASSETS
   CURRENT ASSETS:
       Cash and cash equivalents ...................................................        $  13,876,453         $  13,228,336
       Short-term investments ......................................................               91,945                84,500
       Accounts receivable - trade, net of allowances for doubtful accounts of
           $895,013 for June 30, 2001 and  $1,064,136 for December 31, 2000 ........            7,519,739             9,576,731
       Prepaid expenses ............................................................            7,777,156             1,921,855
       Other current assets ........................................................               68,354               212,148
                                                                                            -------------         -------------
           Total current assets ....................................................           29,333,647            25,023,570
PROPERTY AND EQUIPMENT, NET ........................................................            5,008,347             5,992,894
INTANGIBLE ASSETS, NET .............................................................           61,085,777            68,583,035
OTHER NONCURRENT ASSETS ............................................................              792,275               790,430
                                                                                            -------------         -------------
           Total assets ............................................................        $  96,220,046         $ 100,389,929
                                                                                            =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................................................        $   1,398,524         $   1,873,028
   Current maturities of notes payable .............................................              145,371               216,520
   Accrued interest ................................................................               38,438                66,020
   Accrued trade expenses ..........................................................            1,459,971             1,997,839
   Other accrued expenses ..........................................................            2,120,137             2,566,349
   Customer deposits ...............................................................            1,638,690             1,199,138
   Deferred revenue ................................................................            3,943,192             2,719,167
                                                                                            -------------         -------------
           Total current liabilities ...............................................           10,744,323            10,638,061
                                                                                            -------------         -------------
NONCURRENT LIABILITIES:
   Long-term borrowings ............................................................           15,000,000            10,000,000
                                                                                            -------------         -------------
           Total liabilities .......................................................        $  25,744,323         $  20,638,061
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Convertible Class A preferred stock, $.01 par value;
       7,500,000 shares authorized and no shares issued and outstanding ............        $           0         $           0
   Class B serial preferred stock, $.01 par value; 5,000,000
       shares authorized, no shares issued and outstanding .........................                    0                     0
   Common stock, $.01 par value, 45,500,000 shares authorized and
       20,390,915 and 20,212,772 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively ...........................              203,909               202,128
   Additional paid-in capital ......................................................          140,516,867           139,546,267
   Stock warrants ..................................................................            1,039,318               341,834
   Accumulated deficit .............................................................          (71,284,371)          (60,338,361)
                                                                                            -------------         -------------
           Total shareholders' equity ..............................................           70,475,723            79,751,868
                                                                                            -------------         -------------
           Total liabilities and shareholders' equity ..............................        $  96,220,046         $ 100,389,929
                                                                                            =============         =============


         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                  ----------------------------     -----------------------------
                                                     2001             2000             2001             2000
                                                 ------------     ------------     ------------     ------------
REVENUES:
   Service ..................................    $ 15,273,199     $  9,079,959     $ 31,305,765     $ 14,758,086
   Other ....................................       1,269,852          682,702        2,236,385        1,384,128
                                                 ------------     ------------     ------------     ------------
          Total Revenues ....................      16,543,051        9,762,661       33,542,150       16,142,214
                                                 ------------     ------------     ------------     ------------
COST OF REVENUES ............................         221,202          103,368          446,717          190,244
                                                 ------------     ------------     ------------     ------------
          Gross Profit ......................      16,321,849        9,659,293       33,095,433       15,951,970
OPERATING EXPENSES
   Marketing and selling ....................      13,020,821       11,112,107       29,374,592       20,362,539
   General and administrative ...............       2,512,496        2,171,913        5,028,010        4,037,757
   Stock compensation .......................              --          255,062               --          510,123
   Depreciation and amortization ............       4,430,164          535,405        8,878,952          832,542
                                                 ------------     ------------     ------------     ------------
          Operating Loss ....................      (3,641,632)      (4,415,194)     (10,186,121)      (9,790,991)
OTHER INCOME (EXPENSE): .....................        (169,173)         243,947         (759,888)         521,520
                                                 ------------     ------------     ------------     ------------
NET LOSS ....................................    $ (3,810,805)    $ (4,171,247)    $(10,946,009)    $ (9,269,471)
                                                 ============     ============     ============     ============
NET LOSS PER SHARE:
   Basic and diluted net loss per share .....    $      (0.19)    $      (0.38)    $      (0.54)    $      (0.85)
                                                 ============     ============     ============     ============
   Weighted average common shares
       outstanding ..........................      20,389,806       10,937,964       20,388,817       10,894,580
                                                 ============     ============     ============     ============

         The accompanying notes are an integral part of these statements

                              HEADHUNTER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                      ---------------------------------
                                                                                         2001                  2000
                                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................        $(10,946,009)        $ (9,269,471)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
   Depreciation and Amortization .............................................           8,878,952              832,542
   Amortization of debt issuance costs .......................................              95,000                   --
   Compensation Expense ......................................................                  --              510,123
Changes in working capital:
   Increase in current assets ................................................          (1,809,141)          (5,257,490)
   Increase in current liabilities ...........................................             177,412            8,666,055
                                                                                      ------------         ------------
       Net cash used in operating activities .................................          (3,603,786)          (4,518,241)
                                                                                      ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments ........................................              (7,445)            (456,449)
   Purchase of property and equipment, net of dispositions ...................            (660,725)          (3,038,808)
   Acquisitions ..............................................................            (260,742)            (550,000)
                                                                                      ------------         ------------
       Net cash used in investing activities .................................            (928,912)          (4,045,257)
                                                                                      ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock to officers and key employees ......             251,964              190,546
   Proceeds/(Repayment) of Debt, net .........................................           4,928,851              (12,500)
                                                                                      ------------         ------------
       Net cash provided by financing activities .............................           5,180,815              178,046
                                                                                      ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................             648,117           (8,385,452)
CASH AND CASH EQUIVALENTS, beginning of period ...............................          13,228,336           16,938,708
                                                                                      ------------         ------------
CASH AND CASH EQUIVALENTS, end of period .....................................        $ 13,876,453         $  8,553,256
                                                                                      ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Issuance of Warrants ......................................................             695,484                   --
   Issuance of common stock to prepay interest ...............................             720,417                   --
   Short-term debt issued related to acquisition of Internet domain name .....        $         --         $    300,000
                                                                                      ============         ============


         The accompanying notes are an integral part of these statements

                         HEADHUNTER.NET, INC. CONDENSED
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1. The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of HeadHunter.NET, Inc. ("the Company") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X promulgated by the SEC. The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Basic loss per common share ("EPS") was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) and warrants were excluded in the computation of diluted EPS for the six months ended June 30, 2001 and June 30, 2000, respectively, as they are anti-dilutive.

3. Prior to October 2000, we reported bad debt in general and administrative expenses. Beginning in October 2000, we began reporting bad debt expenses in sales and marketing expenses.

4. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 provides that goodwill is no longer subject to applying a fair-value-based test. The Company's required adoption date is January 1, 2002. The Company is currently evaluating the effects of SFAS No. 141 and 142.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our base of job posters and job seekers, our ability to successfully integrate new job posters and job seekers and/or assets obtained through acquisitions, the highly competitive markets in which we operate, general economic conditions in the market in which we operate, and our ability to respond to technological developments affecting the Internet. The Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

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

         Our revenue is generated primarily from fees paid by job posters to post job opportunities on our web site and to improve the position of their job postings in search results. We also generate revenue from access fees for viewing our extensive resume database. To a lesser extent, we derive revenue from selling web page sponsorships, banner advertising, hosting online and offline career fairs, and additional company marketing on our web site.

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

         We currently have three primary levels of posting options, which provide different levels of priority in a job search. As part of a corporate pricing package, we generally provide favorable pricing terms to job posters based on volume of job postings and length of service agreement.

         Prior to February 2000, we charged for access to our VIP Resume Reserve, which contained the resumes that had been posted within the prior seven-day period. In February 2000, we implemented a new pricing structure whereby job posters must pay a monthly, quarterly or annual subscription fee to access resumes in the database. Job seekers are not required to post a resume to our web site. If a job seeker chooses to post a resume, he or she has the option to allow that resume to be searched in the resume database or to remain private.

           We believe that job posting fees and fees paid to access resumes will account for a substantial majority of our revenues for the foreseeable future.

           We record advance billings prior to the delivery of services or the display of an advertisement as deferred revenues and recognize them as revenue ratably when the services are provided or the advertisements are displayed. At June 30, 2001, we had approximately $3.9 million of deferred revenues compared with $2.7 million at December 31, 2000.

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

            We have a history of losses and at June 30, 2001 we had an accumulated deficit of approximately $71.3 million. The majority of our expenses are for advertising and for salaries and benefits, which each made up 32% of our operating expenses for the three months ended June 30, 2001. Our ability to generate a profit in the future is directly correlated to our ability to manage these expenses in line with our revenue growth. We believe that the majority of these expenses are variable and can be managed if necessary as most of our advertising contracts can be reduced or canceled within 30 to 90 days. However, certain of our contracts with more than a year term cannot be terminated.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations for the periods indicated.

                                        FOR THE THREE MONTHS ENDED
                                                 JUNE 30,
                                        --------------------------
                                           2001          2000
                                           ----          ----
REVENUES:
Service Revenue ...................          92%           93%
Other Revenue .....................           8             7
                                           ----          ----
TOTAL REVENUES ....................         100           100
                                           ----          ----
Cost of Revenues ..................           1             1
                                           ----          ----
GROSS PROFIT ......................          99            99
OPERATING EXPENSES
Marketing and Selling Expenses ....          79           114
General and Administrative Expenses          15            22
Stock Compensation Expense ........          --             3
Depreciation and Amortization .....          27             5
                                           ----          ----
OPERATING LOSS ....................         (22)          (45)
Other Income (Expense): ...........          (1)            3
                                           ----          ----
NET LOSS ..........................         (23)%         (43)%
                                           ====          ====

THREE MONTHS ENDED JUNE 30, 2001, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

           Revenues. Our revenues increased $6.8 million, or 69%, from $9.8 million for the three months ended June 30, 2000 to $16.5 million for the three months ended June 30, 2001. Revenues increased primarily as a result of job posting sales, up from $6.9 million in 2000 to approximately $10.5 million in 2001. Job posting revenue growth is attributable to three factors: growth in corporate customers, higher revenue per customer and price increases. Sales of the VIP Resume search product generated $3.2 million during the three months ended June 30, 2001 compared with $2.2 million for the same period in 2000. The growth in VIP Resume revenue is the result of more customers purchasing access to our VIP Resume database and price increases implemented in May 2001. Brand builder was first offered in June 2000 and contributed $619,000 during the three months ended June 30, 2001 compared with $2,000 in the three months ended June 30, 2000. Other revenue, consisting of banner advertisements, sponsorships and other, was $1.3 million for the three months ended June 30, 2001 compared with $683,000 for the three months ended June 30, 2000.

           Costs of revenues. Our costs of revenues increased $118,000 or 114%, from $103,000 for the three months ended June 30, 2000 to $221,000 for the three months ended June 30, 2001. The increase in costs of revenue was primarily due to our increasing bandwidth and server capacity to support the web site. Costs of revenues as a percentage of revenues remained flat over the two periods.

           Marketing and selling expenses. Expenses from marketing and selling increased by $1.9 million, or 17%, from $11.1 million for the three months ended June 30, 2000 to $13.0 million for the three months ended June 30, 2001. The growth is attributable to increased headcount and rent associated with opening additional sales offices. Marketing and ad spending decreased slightly over the two periods, totaling $5.8 million for the three months ended June 30, 2001 compared with $6.0 million for the same period in 2000. By refocusing our online ad spending on web sites where we were receiving the greatest return, we were able to decrease our total costs for the quarter. Our sales and marketing headcount grew from 198 to 224 from June 30, 2000 to June 30, 2001. The majority of new employees were salespeople. We created the Recruiter Business Unit in June 2000 and the Agency Sales Division in July 2000, which resulted in $1.2 million in additional sales expenses in the second quarter of 2001 compared with the same period in 2000. We also hired additional staff in the Business Development and Customer Service departments in May and July of 2000. The build-out and staffing of the two new departments resulted in $636,000 of additional sales expenses in the second quarter of 2001 compared with the same period in 2000.

           General and administrative expenses. Our general and administrative expenses increased $341,000, or 16%, from $2.2 million for the three months ended June 30, 2000 to $2.5 million for the three months ended June 30, 2001. Additions to personnel caused payroll and benefits expenses to increase by $384,000 between the quarters. Insurance and legal costs related to opening new offices and adding employees also went up $401,000 from the three months ended June 30, 2000 to the three months ended June 30, 2001. Prior to October 2000, we reported bad debt in general and administrative expenses. Beginning in October 2000, we began reporting bad debt expenses in sales and marketing expenses. This accounting change resulted in a $576,000 decrease in general and administrative expenses between the quarters, which partially offset the other increases.

           Stock compensation expense. There was no stock compensation expense for the three months ended June 30, 2001, compared with $255,000 for the same period in 2000. In 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of ten executive officers, key employees and directors at $1.50 per share and $2.00 per share, respectively. In accordance with Accounting Principles Board Opinion No. 25, we recognized compensation expense in 2000 related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. There is no stock compensation expense expected in 2001.

           Depreciation and amortization. Depreciation and amortization grew $3.9 million, or 727% from $535,000 for the three months ended June 30, 2000 to $4.4 million for the three months ended June 30, 2001. Depreciation increased $172,000 as a result of $2.7 million in additional capital purchases during the second half of 2000 and the first two quarters of 2001. The majority of the purchases were for servers to support the web site and furniture and computer equipment related to the opening of sales offices and hiring of additional staff. Amortization grew from $156,000 for the three months ended June 30, 2000 to $3.9 million for the three months ended June 30, 2001 primarily due to the amortization of goodwill that resulted from the acquisitions of CareerMosaic and Miracle Workers.

SIX MONTHS ENDED JUNE 30, 2001, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000

         Revenues. Our revenues increased $17.4 million, or 108%, from $16.1 million for the six months ended June 30, 2000 to $33.5 million for the six months ended June 30, 2001. Revenues increased primarily as a result of job posting sales, up from $11.6 million in 2000 to approximately $21.8 million in 2001. Job posting revenue growth is attributable to three factors: growth in corporate customers, higher revenue per customer and price increases. Sales of the VIP Resume search product generated $6.8 million during the six months ended June 30, 2001 compared with $3.0 million for the same period in 2000. The growth in VIP Resume revenue is the result of more customers purchasing access to our VIP Resume database and price increases. Brand builder was first offered in June 2000 and contributed $1.1 million during the six months ended June 30, 2001 compared with $2,000 in the six months ended June 30, 2000. We began organizing online and offline career fairs in the fourth quarter of 2000. The career fairs contributed $298,000 in revenue during the first six months of 2001. Other revenue, consisting of banner advertisements, sponsorships and other, was $2.2 million for the six months ended June 30, 2001 compared with $1.4 million for the six months ended June 30, 2000.

         Costs of revenues. Our costs of revenues increased $256,000, or 135%, from $190,000 for the six months ended June 30, 2000 to $447,000 for the six months ended June 30, 2001. The increase in costs of revenues was primarily due to our increasing bandwidth and server capacity to accommodate the growth in user traffic and content on our web site. Expenses for internet access also increased due to additional costs to provide Internet access to a larger employee base.

         Marketing and selling expenses. Marketing and selling expenses increased $9.0 million, or 44%, from $20.4 million for the six months ended June 30, 2000 to $29.4 million for the six months ended June 30, 2001. The growth is attributable to increased headcount and rent associated with opening additional sales offices, which collectively increased by $5.5 million between the two six-month periods. Marketing and ad spending grew by $1.1 million from $11.9 million for the six months ended June 30, 2000 to $13.0 million for the same period in 2001. Marketing and ad spending over the six-month period decreased as a percentage of revenue to 39%, down from 74% in 2000 as we refocused our online ad spending to web sites where we were receiving the greatest return. We created the Recruiter Business Unit in June 2000 and the Agency Sales Division in July 2000, which resulted in $2.9 million in additional sales expenses for the six months ended June 30, 2001 compared with the same period in 2000. We also hired additional staff in the Business Development and Customer Service departments in May and July of 2000. The build-out and staffing of the two new departments resulted in $1.5 million in additional sales expenses in the second quarter of 2001 compared with the same period in 2000.

         General and administrative expenses. General and administrative expenses increased $990,000, or 25%, from $4.0 million for the six months ended June 30, 2000 to $5.0 million for the six months ended June 30, 2001. Additions to personnel caused payroll and benefits expenses to increase by $931,000 between the periods. Insurance and legal costs related to opening new offices and adding employees also went up $375,000 from the six months ended June 30, 2000 to the six months ended June 30, 2001. Prior to October 2000, we reported bad debt in general and administrative expenses. Beginning in October 2000, we began reporting bad debt sales and marketing expenses. This accounting change resulted in an $877,000 decrease in general and administrative expenses between the periods, which partially offset the other increases.

         Stock Compensation Expense. There was no stock compensation expense for the six-month period ended June 30, 2001, compared with $510,000 for the six months ended June 30, 2000. In 1999, we sold 271,167 shares of Class A preferred stock and 140,000 shares of common stock to a group of ten executive officers, key employees and directors at $1.50 per share and $2.00 per share, respectively. In accordance with Accounting Principles Board Opinion No. 25, we recognized compensation expense in 2000 related to the difference between the purchase price and the estimated fair value of the shares of Class A preferred stock and common stock. In conjunction with the CareerMosaic acquisition, employee stock options immediately vested in full causing us to recognize the remaining balance in 2000. There is no stock compensation expense expected in 2001.

         Depreciation and amortization. Depreciation and amortization increased $8.0 million, or 966%, from $833,000 for the six months ended June 30, 2000 to $8.9 million for the six months ended June 30, 2001. Depreciation increased $522,000 as a result of $2.7 million in additional capital purchases during the second half of 2000 and the first two quarters of 2001. The majority of the purchases were for servers to support the web site and furniture and computer equipment related to the opening of sales offices and hiring of additional staff. Amortization grew from $233,000 for the six months ended June 30, 2000 to $7.8 million for the six months ended June 30, 2001 primarily due to the amortization of goodwill that resulted from the acquisitions of CareerMosaic and Miracle Workers.

LIQUIDITY AND CAPITAL RESOURCES

            As of June 30, 2001, we had approximately $13.9 million in cash and cash equivalents, up 4.9% from $13.2 million at December 31, 2000. Net cash used in operating activities was $3.6 million and $4.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Net cash used in operating activities primarily consisted of the net loss for the periods. Additional increases for the six-month period in 2001 related to increased prepaid expenses for advertising. Growth in receivables arising from revenue growth and prepaid expenses related to advertising contracts were the cause for additional increases for the six-month period in 2000. During the six months ended June 30, 2001, $9.0 million was provided by the add-back of non-cash expenses. These expenses related primarily to amortization of goodwill. We also recognized a non-cash expense during the six-month period for a stock warrant that was issued to Wachovia Capital Investments, Inc. ("Wachovia") in conjunction with our $7.5 million credit facility. The warrant was valued at $95,000 and was expensed immediately as interest expense. During the six months ended June 30, 2000, $8.7 million was provided by increases in current liabilities, which partially offset the operating use of funds.

            Net cash used in investing activities of $929,000 for the six months ended June 30, 2001 was for capital expenditures and goodwill related to the CareerMosaic and Miracle Workers acquisitions. For the six months ended June 30, 2000, net cash invested of $4.0 million primarily consisted of capital expenditures. Purchasing of short term investments and goodwill related to the All In One Submit acquisition also represented a $1.0 million use of cash collectively in 2000. Investing activities included the purchase of high-grade short-term investments having maturities of less than one year. The majority of the capital purchases relate to computer equipment to build our network infrastructure and office furniture to accommodate our increased personnel. We currently have no material commitments for capital expenditures other than in the ordinary course of business.

            Net cash provided by financing activities was $5.2 million and $178,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. Proceeds from the issuance of common stock to employees for the exercise of stock options provided $252,000 and $191,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. We received $5.0 million in funding from a term loan with Wachovia in the beginning of the second quarter of 2001. The cash inflow from the loan was partially offset by payments on a short-term loan for the purchase of the domain name www.jobsearch.com.

         On March 5, 2001, we entered into an agreement with Yahoo! Inc. to be the sole provider of job listings for Yahoo!(R)Careers, a service on the Yahoo.com web site. During the term of the agreement, we will pay Yahoo! approximately $25.5 million. Total cash commitments under this agreement for the year ended December 31, 2001 are approximately $14.4 million, of which, $8.8 million was paid during the six month period ended June 30, 2001. In connection with the agreement, we also issued a warrant to Yahoo! for the purchase of up to 310,559 shares of HeadHunter.NET, Inc. common stock at an exercise price of $6.44 per share. The agreement with Yahoo! is non-cancelable.

         On May 10, 2001, we entered into a loan and security agreement with Wachovia to borrow $5.0 million for a term of 18 months. During the term of this loan, interest is payable monthly until maturity, at which time all principal and accrued but unpaid interest will be due. In addition, under the loan and security agreement, for a period of 18 months, Wachovia will make available to us a $2.5 million line of credit. Under the line of credit, interest is payable monthly until expiration, at which time all outstanding principal and accrued but unpaid interest will be due. As of the date of filing this quarterly report on form 10-Q, there were no amounts outstanding under the line of credit.

         We have incurred losses and negative cash flows from operations since inception as a result of efforts to build out our network infrastructure, increase staffing, market our web site, and further develop our systems. We currently estimate that our working capital generated from operations, funds from the term loan and revolving credit facility with Wachovia, and funds from the subordinated note with Omnicom Finance will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. Depending on market opportunities, circumstances may arise in which we would seek to raise additional funds prior to such time through borrowings or the issuance of equity or debt securities. The method and rate of our pursuit of these market opportunities could be impacted by our ability to raise such funding.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks, however, we may employ them in the future. At June 30, 2001, we held $92,000 in short-term investments in high-grade instruments having maturities less than one year.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is not a party to, nor is any of its property subject to, any material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

a)         Not Applicable.

b)         Not Applicable.

c) On May 10, 2001 the Company issued a warrant to Wachovia to purchase up to 100,000 shares of the Company's common stock at an exercise price of $4.253 per share. The warrant was issued in connection with Wachovia and the Company entering into a loan and security agreement. The issuance of the warrant was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D promulgated under the Securities Act.

d)         Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders was held in Atlanta, Georgia on June 21, 2001. In total, 18,204,025 shares of common stock, 89.3% of outstanding shares, were represented in person or by proxy.

           The following two directors were elected to a three-year term expiring in 2004:

                                                             Number of Shares
                                                          For               Withheld
                                                       ----------           --------
           William H. Scott, III                       17,875,726            328,299
           Burton B. Goldstein, Jr.                    17,875,726            328,299

           The 1998 Long Term Incentive Plan for directors and employees was amended to increase the number of shares of common stock available for issuance under the plan from 4,000,000 to 4,400,000: 15,656,032 shares voted in favor; 2,543,943 shares voted against; and 4,050 shares abstained (including broker non-votes).

           The selection of Arthur Andersen LLP as independent accountants was approved: 18,197,150 shares voted in favor; 4,775 shares voted against; and 2,100 shares abstained (including broker non-votes).

           There were no shareholder proposals at the meeting.

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

         None

         b)       Reports on Form 8-K

         HeadHunter.NET, Inc. filed a current report on Form 8-K on June 28, 2001 regarding a presentation it made at a First Union Securities investor conference. Headhunter.net announced that it expects to generate positive earnings before interest taxes depreciation and amortization for the quarter ended June 30, 2001. The company also announced at the conference that job seeker visits were expected to increase by 133% over first quarter numbers to more than 40 million in the second quarter.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADHUNTER.NET, INC.


Date: August 14, 2001          By:          /s/ W. Craig Stamm
                                  ----------------------------------------------
                                                W. Craig Stamm
                                           Chief Financial Officer
                               (duly authorized and principal financial officer)